Form 10-Q
period 2014-09-30
CATACA RESOURCES, INC.
filed 2014-11-17
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[   ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from            to              ).

Commission File Number: 000-55316

CATACA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

782 Ayala Avenue, Makati City, Philippines, 2130.
(Address of principal executive offices)	(Zip code)

+(63) 917-234-0098
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[   ] Yes      [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes [   ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes      [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 15, 2014 was 30,000,000.

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Cataca Resources, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Cataca Resources, Inc. (An Exploration Stage “Company”) as of September 30, 2014, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2014 and 2013, and for the period from December 11, 2012 (inception) through September 30, 2014. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
____________________________
PLS CPA

November 17, 2014
San Diego CA, 92111

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$4,021	$16,272
Total current assets	4,021	16,272

Mineral property	5,000	5,000
Total assets	$9,021	$21,272

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$598	$9,720
Related party obligation payable	36,000	8,000
Total current liabilities	36,598	17,720
Total Liabilities	36,598	17,720

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 30,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	30,000	30,000
Additional paid-in capital	-	-
Accumulated deficit during exploration stage	(57,577)	(26,448)
Accumulated other comprehensive income (loss)	-	-
Total shareholders' equity (deficit)	(27,577)	3,552
Total liabilities and shareholders' equity (deficit)	$9,021	$21,272

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2014	2013

Operating costs:
Mining and exploration license	$-	$-
Other general & administrative expenses	10,256	11,397
Total operating costs	10,256	11,397

Other income (expense)
Foreign exchange gain (loss)	-	-
Total other income (expense)	-	-

Net (loss) income	$(10,256)	$(11,397)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			Period from
			December 11,
			2012 (Inception)
	Nine Months Ended September 30,		to September
	2014	2013	30, 2014

Operating costs:
Mining and exploration license	$-	$-	$1,093
Other general & administrative expenses	31,129	14,897	56,484
Total operating costs	31,129	14,897	57,577

Other income (expense)
Foreign exchange gain (loss)	-	-	-
Total other income (expense)	-	-	-

Net (loss) income	$(31,129)	$(14,897)	$(57,577)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit)
(Unaudited)

				Accumulated
				deficit	Accumulated
		Common	Additional	during	other
	Common	stock	paid-in	exploration	comprehensive
	stock	amount	capital	stage	income	Total

Balance, December 11, 2012 (inception)	-	$-	$-	-	$-	$-

Shares issued for cash	30,000,000	30,000	-	-	-	30,000

Net loss, December 31, 2012	-	-	-	(739)	-	(739)

Balance, December 31, 2012	30,000,000	30,000	-	(739)	-	29,261

Net loss, December 31, 2013	-	-	-	(25,709)	-	(25,709)

Balance, December 31, 2013	30,000,000	30,000	-	(26,448)	-	3,552

Net loss, September 30, 2014	-	-	-	(31,129)	-	(31,129)

Balance, September 30, 2014	30,000,000	$30,000	$-	$(57,577)	$-	$(27,577)

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Period from
			December 11,
	For the Nine Months Ended		2012 (Inception)
	September 30,		to September
	2014	2013	30, 2014

Cash flows from operating activities:
Net (loss) income	$(31,129)	$(14,897)	$(57,577)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(9,122)	-	598
Net cash (used in) provided by operating activities	(40,251)	(14,897)	(56,979)

Cash flows from investing activities:
Acquisition of mineral property	-	-	(5,000)
Net cash (used in) investing activities	-	-	(5,000)

Cash flows from financing activities:
Proceeds from stock issuances	-	-	30,000
Proceed from related party obligation payable	28,000	-	36,000
Net cash provided by financing activities	28,000	-	66,000

Net (decrease) increase in cash	(12,251)	(14,897)	4,021
Cash, beginning of the period	16,272	24,261	-
Cash, end of the period	$4,021	$9,364	$4,021

Non-cash investing and financing activities	$-	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2014
(Unaudited)

1.    Condensed financial statements

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in United States dollars and have been prepared using the accrual method of accounting in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with US GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed balance sheet of the Company as of September 30, 2014, and the related balance sheet of the Company as of December 31, 2013, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the nine months ended September 30, 2014 and 2013 and from December 11, 2012 (Inception) to September 30, 2014 and the condensed statement of stockholders equity for the period of December 11, 2012 (Inception) to September 30, 2014 are included in this document. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form S-1/A that went effective August 29, 2014.

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

2.    Nature of operations

Cataca Resources, Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on December 11, 2012 and established a fiscal year end of December 31. The Company is an Exploration Stage Company, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”) topic 915 “Development Stage Entities”. The Company is engaged in the acquisition, exploration and development of natural resource properties. The Company is in the exploration stage with no revenues and limited operating history.

The Company is in the process of evaluating its property and has not yet determined whether the property contain reserves that are economically recoverable. The success of the Company and the recoverability of the amount shown for mineral property are dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete exploration and development of the reserves, and upon future profitable production or proceeds from the disposition of the property.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, deferred income tax asset valuations and loss contingences. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2014
(Unaudited)

2.    Nature of operations (continued)

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with Codification topic 930 “Extractive Activities - Mining”. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral property.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

3.    Mineral claim

On December 17, 2012, the Company entered into Mineral Rights Agreement with Benefacio Minerals LLC to purchase a 100% interest in a 9 unit claim block (the “Lebak Gold Claim”), containing approximately 91.5 hectares, located in the province of Sultan Kudarat, Philippines, for the sum of $5,000 (the “Assignment”). The Assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines on December 20, 2012. On December 21, 2012, the Republic of the Philippines, Department of Environment and Natural Resources (“DENR”) – Mines and Geosciences granted the Company an annual license and permit for mining and exploration of its Lebak Gold Claim (the “License and Permit”). On December 17, 2013, the Company paid DENR $1,093 to renew its License and Permit and was granted an annual extension to December 17, 2014.

A two phased exploration program to further delineate the mineralized system currently recognized on Lebak Gold Claim is recommended and the proposed budget for the recommended work in PHP 810,000, equivalent to $18,200 approximately.

4.    Related Party Obligation Payable

Due to related party at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2013	2013
		(Audited)

Balance at beginning of the period	$8,000	$-
Funds advanced	28,000	8,000
Repayments	-	-
Balance at end of the period	$36,000	$8,000

Mr. Edward Barrios, the Company’s President and a Director, advanced the Company $8,000, $10,000, and $18,000 as an unsecured obligation on December 1, 2013, March 1, 2014, and July 18, 2014, respectively. The aggregate obligation bears no interest, is due on demand and is not evidenced by any written agreement. Mr. Barrios is under no obligation to advance funds in the future.

CATACA RESOURCES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2014
(Unaudited)

5.    Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $57,577 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole director and two officers and from a related party borrowing from its sole director and officer. The Company’s operating expenditure plan for the current fiscal year ending December 31, 2014 will require cash of approximately $51,000. Management intends to finance operating costs over the next twelve months with existing cash on hand, from the issuance of common shares, and additional related party borrowings from its sole director. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

6.    Common stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 30,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013.

As of September 30, 2014, the Company has not granted any stock options or stock warrants and has not recorded any stock-based compensation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

            This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2014	December 31, 2013
	$	$
Current Assets	4,021	16,272
Current Liabilities	36,598	17,720
Working Capital (Deficit)	(32,577)	(1,448)

Cash Flows

		From December 11,
		2012 (date of
	Nine months ended	inception) to September
	September 30, 2014	30, 2014
	$	$
Cash Flows used in Operating Activities	(40,251)	(56,979)
Cash Flows from (used in) Investing Activities	-	(5,000)
Cash Flows from (used in) Financing Activities	28,000	66,000
Net increase (decrease) in Cash During Period	(12,251)	4,021

Operating Revenues

From December 11, 2012 (date of inception) to September 30, 2014, the Company did not earn any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended September 30, 2014, the Company incurred operating expenses of $10,256 consisting primarily of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings. The Company operating expenses of $11,397 during the three months ended September 30, 2013.

For the nine months ended September 30, 2014, the Company incurred operating expenses of $31,129 consisting primarily of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings. During the period from December 11, 2012 (date of inception) to September 30, 2014, the Company incurred $57,577 of operating expenses.

For the nine months ended September 30, 2014, the Company incurred a net loss of $31,129 and loss per share of $nil compared with a net loss of $57,577 and loss per share of $nil for the period from December 11, 2012 (date of inception) to September 30, 2014.

Liquidity and Capital Resources

As at September 30, 2014, the Company had current assets of $4,021 compared with current assets of $16,272 at December 31, 2013. The decrease in current assets was due to the use of cash for operating activities which was incurred at a higher rate than the proceeds received from financing activities.

As at September 30, 2014, the Company had current liabilities of $36,598 compared with current liabilities of $17,720 at December 31, 2013. The increase in current liabilities was attributed to amounts due to related party of $28,000 with respect to cash funding of the Company for operational purposes during the nine months ended September 30, 2014.

As at September 30, 2014, the Company had a working capital deficit of $32,577 compared with a working capital deficit of $1,448 at December 31, 2013. The increase in working capital deficit was due to an increase in total liabilities due to amounts due to related party that was used to fund outstanding obligations of the Company.

Cash Flow from Operating Activities

During the nine-month period ended September 30, 2014, the Company incurred negative cash flows from operating activities of $40,251 compared with $14,897 during the nine-month period ended September 30, 2013. The increase in the amount of cash used for operating activities was attributed in part to reduce accounts payable for outstanding operating obligations of the Company.

Cash Flow from Investing Activities

During the nine-month periods ended September 30, 2014 and 2013 the Company had no investing activities.

Cash Flow from Financing Activities

During the period ended September 30, 2014, the Company received a $28,000 loan from a related party. The amount due is unsecured, non-interest bearing, and due on demand. During the nine-month period ended September 30, 2013, the Company did not have any financing activities.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our Common Shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Trends

We are in the exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, are currently present that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date of this report we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None exist.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk None

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of September 30, 2014.

Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2014.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

            In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form S-1, which was declared effective on August 29, 2014. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Balance Sheets at September 30, 2014 (unaudited), and March 31, 2014.

(2)

Unaudited Statements of Operations for the three-month periods ended September 30, 2014 and 2013, the six-month period ended September 30, 2014 and the period from April 17, 2013 (inception) to August 31, 2011

(3)	Unaudited Statements of Cash Flows for the six-month period ended September 30, 2014 and the period from April 17, 2013 (inception) to September 30, 2014.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATACA RESOURCES INC.

Date: November 17, 2014	By:	/s/ Edward Barrios

Edward Barrios
President and Chief Executive Officer
(Principal Executive Officer)

November 17, 2014	By:	/s/ Maxwell Ramos

Maxwell Ramos
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)