Form 10-Q/A
period 2014-09-30
CATACA RESOURCES, INC.
filed 2014-11-24
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q/A

______________________

[   ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from                to                 ).

Commission File Number: 000-55316

CATACA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	_____________
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

782 Ayala Avenue, Makati City, Philippines, 2130.	_____________
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes      [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 15, 2014 was 30,000,000.

Explanatory Note

The sole purpose of this amendment no. 1 to the Form 10-Q of Cataca Resources, Inc. is to file exhibit 101 to this Form.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (a)

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (a)

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (a)

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (a)

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) (b):

(1)	Balance Sheets at September 30, 2014 (unaudited), and March 31, 2014.

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

(a)	Previously filed
(b)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATACA RESOURCES INC.

Date:	November 24, 2014	By:	/s/ Edward Barrios

Edward Barrios
President and Chief Executive Officer
(Principal Executive Officer)

	November 24, 2014	By:	/s/ Maxwell Ramos

Maxwell Ramos

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)