Form 10-Q
period 2015-03-31
CATACA RESOURCES, INC.
filed 2015-05-20
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(For the transition period from __________ to __________).

Commission File Number: 000-55316

Cataca Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

782 Ayala Avenue, Makati City, Philippines, 2130.
(Address of principal executive offices)	(Zip code)

+(63) 917-234-0098
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 dayso Yes [X] No Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes[X] Noo Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes     [  ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of May 15, 2015 was 30,000,000.

CATACA RESOURCES, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2015

Index			Page
Part I.	Financial Information
	Item 1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	2

		Condensed Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	3

		Condensed Statements of Operations for the Three Months ended March 31, 2015 and 2014 (unaudited)	4

		Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months ended March 31, 2015 (unaudited) and the Year ended December 31, 2014	5

		Condensed Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 (unaudited)	6

		Notes to Condensed Financial Statements (unaudited)	7

PLS CPA, A Professional Corp.
• 4725 Mercury Street #210• SAN DIEGO • CALIFORNIA 92111•
• TELEPHONE (858)722-5953 • FAX (858) 761-0341• FAX (858) 433-2979
• E-MAIL changgpark@placpas.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Cataca Resources, Inc.

We have reviewed the accompanying balance sheet of Cataca Resources, Inc. (the “Company”) as of March 31, 2015 , and the related statements of operations, change in stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

/s/ PLS CPA
____________________________
PLS CPA

May 20, 2015
San Diego CA, 92111

CATACA RESOURCES, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash	$1,053	$1,507
Total current assets	1,053	1,507

Mineral property	5,000	5,000
Total assets	$6,053	$6,507

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,568	$454
Related party obligation payable	50,000	40,000
Total current liabilities	51,568	40,454
Total Liabilities	51,568	40,454

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 30,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	30,000	30,000
Additional paid-in capital	-	-
Accumulated deficit during exploration stage	(75,515)	(63,947)
Accumulated other comprehensive income(loss)	-	-
Total shareholders' equity (deficit)	(45,515)	(33,947)
Total liabilities and shareholders' equity (deficit)	$6,053	$6,507

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating costs:
Mining and exploration license	$-	$-
Other general & administrative expenses	11,568	4,428
Total operating costs	11,568	4,428

Other income (expense):
Foreign exchange gain (loss)	-	-
Total other income (expense)	-	-

Net (loss) income	$(11,568)	$(4,428)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, December 31, 2013	30,000,000	30,000	-	(26,448)	-	3,552

Net loss, December 31, 2014	-	-	-	(37,499)	-	(37,499)

Balance, December 31, 2014	30,000,000	30,000	-	(63,947)	-	(33,947)

Net loss, March 31, 2015 (unaudited)	-	-	-	(11,568)	-	(11,568)

Balance, March 31, 2015 (unaudited)	30,000,000	$30,000	$-	$(75,515)	$-	$(45,515)

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(11,568)	$(4,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	1,114	(9,720)
Net cash (used in) provided by operating activities	(10,454)	(14,148)

Cash flows from investing activities:
Acquisition of mineral property	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from stock issuances	-	-
Proceed from related party obligation payable	10,000	10,000
Net cash provided by financing activities	10,000	10,000

Net (decrease) increase in cash	(454)	(4,148)
Cash, beginning of the period	1,507	16,272
Cash, end of the period	$1,053	$12,124

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2015

1.	Condensed financial statements

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in United States dollars and have been prepared using the accrual method of accounting in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) fo r interim financial reporting and e th instructions for Form 10-Q pursuant to th e rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a co mplete presentation of financialt he position, results of operations, cash flows, stockholders equity in conformity with US GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financialposition have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed balance sheet of the Com pany as of March 31,15,20 and the related balance sheet of th e Company as of Decem ber 31, 2014, which is derived fromthe Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the three months ended March 31, 2015 and 2014 and the condensed statement of stockholders equity for theperiod of December 31, 2013 to March 31, 2015 are included in this document. These unaudited condensed financial statements should be readin conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10K that was filed on April 20, 2015.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can expected for the year ending December 31, 2015.

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

CATACA RESOURCES, INC.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2015

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
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2015

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

CATACA RESOURCES, INC.
Condensed Notes to Financial Statements (Unaudited)
As of March 31, 2015

4.	Related Party Obligation Payable

Due to related party at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014

Balance at beginning of the period	$40,000	$8,000
Funds advanced	10,000	32,000
Repayments	-	-
Balance at end of the period	$50,000	$40,000

On December 1, 2013, March 31, July 18, November 21, 2014, and January 29, 2015 Mr. Edward Barrios, the Company’s President, CEO, and a Director, advanced the Company $8,000, $10,000, $18,000 $4,000 and $10,000 as an unsecured obligation, respectively. The aggregate obligation bears no interest, is due on demand and is not evidenced by any written agreement. Additional on April 13, April 24 and May 8, 2015, Mr. Barrios advanced the Company an additional $4,000, $12,000 and $8,000, respectively. The funds were used to pay operating expenses of the Company. Mr. Barrios is under no obligation to advance funds in the future.

CATACA RESOURCES, INC.
Condensed Notes to Financial Statements (Unaudited)
As of March 31, 2015

5.	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $75,515 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole director and two officers and from a related party borrowing from its sole director and officer. The Company’s operating expenditure plan for the current fiscal year ending December 31, 2015 will require cash of approximately $24,000. Management intends to finance operating costs over the next twelve months with existing cash on hand, from the issuance of common shares, and additional related party borrowings from its sole director. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

CATACA RESOURCES, INC.
Condensed Notes to Financial Statements (Unaudited)
As of March 31, 2015

6.	Common stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 30,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014.

As of March 31, 2015, the Company has not granted any stock options or stock warrants and has not recorded any stock-based compensation.

7.	Subsequent events

On April 13, April 24 and May 8, 2015, Mr. Edward Barrios, the Company’s President, CEO, and a Director, advanced the Company $4,000, $12,000 and $8,000, respectively, as an unsecured related party obligation.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that cause our actual results, levels of activity,performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continueor the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that theexceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity,performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015	December 31, 2014
	$	$
Current Assets	1,053	1,507
Current Liabilities	51,568	40,454
Working Capital (Deficit)	(50,515)	(38,947)

Cash Flows

		Three months ended		Three months ended
		March 31, 2015		March 31, 2014
	$		$
Cash Flows used in Operating Activities		(10,454)		(14,148)
Cash Flows from (used in) Investing Activities		-		-
Cash Flows from (used in) Financing Activities		10,000		10,000
Net increase (decrease) in Cash During Period		(454)		(4,148)

Operating Revenues

From December 11, 2012 (date of inception) to Marc h 31, 2015, the Com anyp did not earn a ny revenues from operations.

Operating Expenses and Net Loss

For the three months ended March 31, 2015, the Company incurred operating expenses of $11,568 consisting primarily of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings. The Company operating expenses during the three months ended March 31, 2014 were $4,428.

For the three months ended March 31, 2015, the Company incurred a net loss of $11,568 and loss per share compared with a net loss of $4,428 and loss per share of $nil for the quarter ended March 31, 2014.

Liquidity and Capital Resources

As at March 31, 2015, the Company had current assets of $1,053 compared with current assets of $1,507 at December 31, 2014. The decrease in current assets was due to the use ofcash for operating activities which was incurred at a higher rate than the proceeds received from financing activities.

As at March 31, 2015, the Company had current liabilities $51,568of compared with current liabilities of $40,454 at December 31, 2014. The increase in current liabilities was attributed to amounts due for administrative expenses

As at March 31, 2015, the Company had a working capital deficit of $50,515 compared with a working capital deficit of $38,947 at December 31, 2014. The increase in working capital deficit was due to an increase in total liabilities due to amounts used to fund outstanding obligations of the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in rthei report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our Common Shares in order to continue to fund our business operations Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Trends

We are in the exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of anyknown trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in section or in “Risk Factors”.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are ba sed upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. T he preparation of these fina ncial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continuein operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, are currently present that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2015.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2015.

Part II — OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in our Annual Report on Form 10-K. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

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

CATACA RESOURCES INC.
Date:	May 20, 2015	By:	/s/ Edward Barrios

Edward Barrios
President and Chief Executive Officer
(Principal Executive Officer)

	May 20, 2015	By:	/s/ Maxwell Ramos

Maxwell Ramos

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)