Form 10-Q
period 2015-09-30
CATACA RESOURCES, INC.
filed 2015-11-13
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to ).

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

[X] Yes     [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 1, 2015 was 30,000,000.

CATACA RESOURCES, INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2015

PLS CPA, A Professional Corp.
• 4725 Mercury Street #210• SAN DIEGO • CALIFORNIA 92111•
• TELEPHONE (858)722-5953 • FAX (858) 761-0341 • FAX (858) 433-2979
• E-MAIL changgpark@placpas.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Cataca Resources, Inc.

We have reviewed the accompanying balance sheet of Cataca Resources, Inc. (the “Company”) as of September 30, 2015, and the related statements of operations, change in stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

/s/ PLS CPA

PLS CPA

November 13, 2015
San Diego CA, 92111

Registered with the Public Company Accounting Oversight Board

CATACA RESOURCES, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash	$4,242	$1,507
Total current assets	4,242	1,507

Mineral property	5,000	5,000
Total assets	$9,242	$6,507

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$675	$454
Related party obligation payable	97,000	40,000
Total current liabilities	97,675	40,454
Total Liabilities	97,675	40,454

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 30,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	30,000	30,000
Additional paid-in capital	-	-
Accumulated deficit during exploration stage	(118,433)	(63,947)
Accumulated other comprehensive income(loss)	-	-
Total shareholders' equity (deficit)	(88,433)	(33,947)
Total liabilities and shareholders' equity (deficit)	$9,242	$6,507

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014

Operating costs:
Mining and exploration license	$-	$-
Other general & administrative expenses	8,875	10,256
Total operating costs	8,875	10,256

Other income (expense):
Foreign exchange gain (loss)	-	-
Total other income (expense)	-	-

Net (loss) income	$(8,875)	$(10,256)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Operations
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Operating costs:
Mining and exploration license	$-	$-
Other general & administrative expenses	54,486	31,129
Total operating costs	54,486	31,129

Other income (expense):
Foreign exchange gain (loss)	-	-
Total other income (expense)	-	-

Net (loss) income	$(54,486)	$(31,129)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	Stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total
Balance, December 31, 2013	30,000,000	30,000	-	(26,448)	-	3,552

Net loss, December 31, 2014	-	-	-	(37,499)	-	(37,499)

Balance, December 31, 2014	30,000,000	30,000	-	(63,947)	-	(33,947)

Net loss, September 30, 2015 (unaudited)	-	-	-	(54,486)	-	(54,486)

Balance, September 30, 2015 (unaudited)	30,000,000	$30,000	$-	$(118,433)	$-	$(88,433)

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(54,486)	$(31,129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	221	(9,122)
Net cash (used in) provided by operating activities	(54,265)	(40,251)

Cash flows from investing activities:
Acquisition of mineral property	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from stock issuances	-	-
Proceed from related party obligation payable	57,000	28,000
Net cash provided by financing activities	57,000	28,000

Net increase (decrease) in cash	2,735	(12,251)
Cash, beginning of the period	1,507	16,272
Cash, end of the period	$4,242	$4,021

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2015

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

The unaudited condensed balance sheet of the Company as of September 30, 2015, and the related balance sheet of the Company as of December 31, 2014, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the Nine months ended September 30, 2015 and 2014 and the condensed statement of stockholders equity for the period of December 31, 2013 to September 30, 2015 are included in this document. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10K that was filed on April 20, 2015.

Operating results for the Nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

2.	Nature of operations

Cataca Resources, Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on December 11, 2012 and established a fiscal year end of December 31. The Company is engaged in the acquisition, exploration and development of natural resource properties. The Company has has no revenues and limited operating history.

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
As of September 30, 2015

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

4.	Related Party Obligation Payable

Due to related party at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014

Balance at beginning of the period	$40,000	$8,000
Funds advanced	57,000	32,000
Repayments	-	-
Balance at end of the period	$97,000	$40,000

On December 1, 2013, March 31, July 18, November 21, 2014, January 29, 2015, April 13, 2015, May 8, 2015, June 5, 2015, and July 30, 2015 Mr. Edward Barrios, the Company’s President, CEO, and a Director, advanced the Company $8,000, $10,000, $18,000 $4,000, $10,000, $4,000, $12,000, $8,000, $15,000, and $8,000 as an unsecured obligation, respectively. The aggregate obligation bears no interest, is due on demand and is not evidenced by any written agreement.

CATACA RESOURCES, INC.
Condensed Notes to Financial Statements (Unaudited)
As of September 30, 2015

5.	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $118,433 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole director and two officers and from a related party borrowing from its sole director and officer. The Company’s operating expenditure plan for the current fiscal year ending December 31, 2015 will require cash of approximately $80,000. Management intends to finance operating costs over the next twelve months with existing cash on hand, from the issuance of common shares, and additional related party borrowings from its sole director. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

6.	Common stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 30,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014.

As of September 30, 2015, the Company has not granted any stock options or stock warrants and has not recorded any stock-based compensation.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2015	December 31, 2014
	$	$
Current Assets	4,242	1,507
Current Liabilities	97,675	40,454
Working Capital (Deficit)	(93,433)	(38,947)

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
	$	$
Cash Flows used in Operating Activities	(54,265)	(40,251)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	57,000	28,000
Net increase (decrease) in Cash During Period	2,735	(12,251)

Operating Revenues

From December 11, 2012 (date of inception) to September 30, 2015, the Company did not earn any revenues from its operations.

Operating Expenses and Net Loss

For the nine months ended September 30, 2015, the Company incurred operating expenses of $54,486 consisting primarily of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings. The Company operating expenses during the nine months ended September 30, 2014 were $31,129.

For the nine months ended September 30, 2015, the Company incurred a net loss of $54,486 and loss per share of $nil compared with a net loss of $31,129 and loss per share of $nil for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As at September 30, 2015, the Company had current assets of $4,242 compared with current assets of $1,507 at December 31, 2014. The decrease in current assets was due to the use of cash for operating activities which was incurred at a higher rate than the proceeds received from financing activities.

As at September 30, 2015, the Company had current liabilities of $97,675 compared with current liabilities of $40,454 at December 31, 2014. The increase in current liabilities was attributed to amounts due for administrative expenses.

As at September 30, 2015, the Company had a working capital deficit of $93,433 compared with a working capital deficit of $38,947 at December 31, 2014. The increase in working capital deficit was due to an increase in total liabilities due to amounts used to fund administrative expenses of the Company.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2015.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2015.

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

CATACA RESOURCES INC.
Date: November 13, 2015	By:	/s/ Edward Barrios

Edward Barrios
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2015	By:	/s/ Maxwell Ramos

Maxwell Ramos
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)