Form 10-K
period 2015-12-31
CATACA RESOURCES, INC.
filed 2016-03-28
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

+(63) 917-234-0098
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001	None
per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]     No [X]

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

As of the date of filing: 30,000,000 common shares

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

Exploration and Production

We are an exploration company with no production (of gold and gold related products). No exploration has been conducted to date either. We hope to explore our sole mineral claim in the near future.

Products and Gold

Our company has not produced any gold or other products and will not produce any products in the foreseeable future.

Gold Prices

Gold prices have declined since reaching an all time high of $1,873.70 per ounce on September 2, 2011. On March 23, 2016, gold was approximately $1,220 per ounce.

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

Tenurial Permits and Agreements

Exploration Permits

The acquisition of mineral rights is a process that begins with the acquisition of an exploration permit (EP). An EP is a grant from the Philippine government that gives the permit holder the right to conduct exploration of all minerals within a specified area. An exploration permit applicant must show its financial capability by having a minimum authorized capital stock of PHP10 million and a minimum paid-up capital of PHP2.5 million. It must further show its financial and technical qualification by submitting to the MGB the following:

•	a two-year Exploration Work Program (“EWP”) duly prepared, signed and sealed by a licensed mining engineer or geologist;
•

proof of technical competence including, among others, curricula vitae and track record in exploration and environmental management of the technical personnel who will undertake the activities in accordance with the submitted EWP;

•	proof of financial capability to undertake the Exploration Program, such as bank deposit or credit line bank guarantee(s) and/or similar instruments; and
•

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

•

MPSA, under which the government grants to the MPSA holder the exclusive right to conduct mining operations within a contract area. The share of the government is in the form of excise tax equivalent to a percentage of the gross output. The MPSA holder will provide the financing, technology, management and personnel necessary for the implementation of the MPSA.

•	Co-production Agreement, under which the government will provide inputs to the mining operations other than the mineral resource.
•

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable gold or mineral properties or interests, and we cannot give any assurance that suitable gold or mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the gold or mineral industry by:

•	keeping our costs low;
•	relying on the strength of our management’s contacts; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

None.

Research and Development

We have not incurred any research and development expenses since our inception.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s future operations.

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

We incurred a net loss of $126,489 for the period from December 11, 2012 (date of inception) to December 31, 2015 and we expect to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. We had cash of $4,537 as at December 31, 2015. We are in the development stage and have yet to attain profitable operations and in their report on our audited financial statements, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Before this offering, our director and president, Mr. Barrios, has control of our company with approximately 33.3% or 10,000,000 of the 30,000,000 outstanding common shares. Mr. Ramos, our Secretary and Treasurer, has approximately 16.7% or 5,000,000 of the 30,000,000 outstanding shares. They have more than 50% and complete control. This means that investors cannot buy an effective voice in our company.

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

We do not expect positive cash flow from future operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	drilling, exploration and completion costs for our Lebak Gold Claim increase beyond our expectations; or
•	we encounter greater costs associated with general and administrative expenses or offering costs.

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

The profitability of gold exploration and production is directly related to the prevailing market price for gold. The market prices of metals, including the gold market, fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in gold market from the time exploration is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop a gold property at a time when the price of gold or other related mineral make such exploration economically feasible and, subsequently, incur losses because prices have decreased. For example, since reaching an all time high during 2011, the gold futures market has experienced a decline. Adverse fluctuations of metals market prices or the continued decline in the gold market, generally, may force us to curtail or cease our business operations.

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

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing for the next 12 months, which will require us to issue additional equity securities. This amount needed is not currently available to the company supporting the going concern risk factor mentioned above. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock. We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

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

Under section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending December 31,2015. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

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

On December 17, 2013, we renewed our License and Permit for Mining and Exploration with the Department of Environment and Natural Resources—Mines and Geosciences for the Lebak Gold Claim. The License expired on December 17, 2014. The Company will be required to renew its License and Permit with the DENR prior to commencing work the Lebak Gold Claim. Except as described above, there are no material terms of the land or mineral rights securing agreements with respect to the Lebak Gold Claim.

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

[The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended December 31, 2015 and 2014.

BALANCE SHEET INFORMATION

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash	$4,537	$1,507
Total Current Assets	4,537	1,507

Mineral Property	5,000	5,000
Total Assets	$9,537	$6,507

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable	$1,026	$454
Related Party Obligation Payable	105,000	40,000
Total Liabilities	106,026	40,454

Stockholders' (Deficit) Equity:
Common Stock, $0.001 par value, 75,000,000 shares authorized; 30,000,000 shares issued	30,000	30,000
Additional paid-in capital	-	-
Accumulated deficit	(126,489)	(63,947)
Total Stockholders' (Deficit) Equity	96,489	(33,947)
Total Liabilities and Stockholders' (Deficit) Equity	$9,537	$6,507

STATEMENT OF OPERATIONS INFORMATION

	Year ended	Year ended
	December 31, 2015	December 31, 2014
REVENUES	$-	$-

TOTAL EXPENSES	62,542	37,499

NET LOSS	$(62,542)	$(37,499)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,000,000	30,000,000

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

In the discussion below, future costs estimates denominated in the Philippine Peso (PHP) are converted using the March 2016 exchange rate. As of that date, 1 PHP was approximately $0.023. Inversely, $1 was approximately 43.48 PHP. The financial statements and historical financial information included in this report are presented in United States dollars as substantially all of our Company’s operations use this denomination. In the financial statements and historical financial information, monetary assets and liabilities denominated in Philippine Pesos are translated to their US dollar equivalents using the exchange rates which prevailed at the balance sheet date.

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

The milestones for Phase I of our exploration program are:

•	Interpreting collected data to identify specific locations for detailed magnetic and electromagnetic surveying.
•	Detailed surface surveying and evaluation of data collected.
•	Identifying specific locations for geochemical surveying and sample collections of phase II.

Phase I does not have any quantitative measure requirements that would prevent Phase II from proceeding. It is expected that phase II will proceed immediately once plan is completed in phase I.

The milestones for Phase II of our exploration program are:

•	Performing geochemical surveying and collecting samples.
•	Performing laboratory analysis and assaying of samples.
•	Evaluating samples for potential mineralization exploitation.

The final report of Phase II will be evaluated by us to determine if there is a sufficient business case to proceed with drilling. The determination will be made based on projected mineralization potential, production costs, market value of metals expected to be produced and other factors, such as exchange rates.

To implement further exploration work on the Lebak Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Lebak Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. Our future financial success will be dependent on the success of the exploration work on the Lebak Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates. See “Liquidity and Capital Resources.”

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

Liquidity and Capital Resources

On December 1, 2013, March 31, July 18, and November 21, 2014, January 29, April 13, April 24, May 8, 2015, June 5, July 30, and December 8, 2015 Mr. Edward Barrios, the Company’s President, CEO, and a Director, advanced the Company $8,000, $10,000, $18,000 $4,000, $10,000, $4,000, $12,000, $8,000, $15,000, $8,000, and $8,000 as an unsecured obligation, respectively. The aggregate obligation bears no interest, is due on demand and is not evidenced by any written agreement. These loans were provided without terms of repayments and are unsecured, non-interest bearing, and payable upon demand.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole director and two officers and from a related party borrowing from its sole director and officer. The Company’s operating expenditure plan for the following twelve months will require cash of approximately $80,000. Management intends to finance operating costs over the next twelve months with existing cash on hand, from the issuance of common shares, and additional related party borrowings from its sole director. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

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

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

Lack of Revenues

We have limited operational history. From our inception on December 11, 2012 to December 31, 2015 we did not generate any revenues. As a mineral exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Expenses

During the year-ended December 31, 2015 compared to year ended December 31, 2014 our total expenses were $62,542 and $37,499, respectively for incorporation, the engagement of our professional geologist, renewing our mining license and other general and administrative expenses.

Net Loss

For the year-ended December 31, 2015 compared to year ended December 31, 2014 we incurred a net loss of $62,542 and $37,499, respectively.

Balance Sheet

Total cash as at December 31, 2015 was $4,537. Since inception on December 11, 2012 to December 31, 2015, our working capital was derived from the completion of an initial seed capital offering on December 11, 2012 which raised $30,000 and loans advanced by our President, CEO and Director. Total stockholders’ deficit as at December 31, 2015 was $(96,489). Total shares outstanding as at December 31, 2015 were 30,000,000.

Trends

We are in the exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors” .

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Realization values may be substantially different from carrying values as shown and our financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At December 31, 2015, we had not yet achieved profitable operations, had accumulated losses of $126,489 since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern depends upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We expect to continue to incur substantial losses as we execute our business plan and do not expect to attain profitability in the near future. Since our inception, we have funded operations through the issuance of shares to our sole director and two officers and from related party borrowings from our sole director and officer. The Company’s operating expenditure plan for the following twelve months will require cash of approximately $80,000. We intend to finance operating costs over the next 12 months with existing cash on hand, from the issuance of common shares, and additional related party borrowings from our sole director. Our future operations are dependent upon external funding and our ability to execute our business plan, realize sales and control expenses. We believe that sufficient funding will be available from additional borrowings and private placements to meet our business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of our business operation, or if obtained, upon terms favorable to us.

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of our financial instruments as of December 31, 2015 and 2014 approximate their respective fair values because of the short-term nature of these instruments.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Our management has considered the conditions outlined in Codification topic 360 and has concluded no impairment of the $5,000 mineral claim acquisition costs has taken place for the years ended December 31, 2015 and 2014.

Rehabilitation Provisions

We are subject to various government laws and regulations relating to environmental disturbances which are caused by exploration and evaluation activities. We will record the present value for the estimated costs of legal and constructive obligations required to restore the exploration sites in the period in which the obligation is incurred. The nature of the rehabilitation activities includes restoration, reclamation and re-vegetation of the affected exploration sites. We have determined that there are no rehabilitation provisions at December 31, 2015.

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

CATACA RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORPORATION
♦ 4725 MERCURY STREET #210 ♦ SAN DIEGO ♦ CALIFORNIA 92111 ♦
♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 764-5480
♦ E-MAIL changgpark@gmail.com ♦

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Cataca Resources, Inc.

We have audited the accompanying balances sheets of Cataca Resources, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related financial statements of operations, changes in shareholders’ equity(deficit) and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cataca Resources, Inc. as of December 31, 2015 and 2014, and the results of its operation and its cash flows for the year ended December 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

March 28, 2016
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

CATACA RESOURCES, INC.

Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$4,537	$1,507
Total current assets	4,537	1,507

Mineral property	5,000	5,000
Total assets	$9,537	$6,507
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,026	$454
Related party obligation payable	105,000	40,000
Total current liabilities	106,026	40,454
Total Liabilities	106,026	40,454

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 30,000,000 shares issued and outstanding as of December 31, 2015 and 2014	30,000	30,000
Additional paid-in capital	-	-
Accumulated deficit	(126,489)	(63,947)
Accumulated other comprehensive income (loss)	-	-
Total shareholders' equity (deficit)	(96,489)	(33,947)
Total liabilities and shareholders' equity (deficit)	$9,537	$6,507

The accompanying notes are an integral part of these financial statements

CATACA RESOURCES, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Operating costs:
Mining and exploration license	$-	$-
Other general & administrative expenses	62,542	37,499
Total operating costs	62,542	37,499

Other income (expense):
Foreign exchange gain (loss)	-	-
Total other income (expense)	-	-

Net (loss) and comprehensive loss	$(62,542)	$(37,499)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements

CATACA RESOURCES, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	Stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, December 31, 2013	30,000,000	30,000	-	(26,448)	-	3,552

Net loss, December 31, 2014	-	-	-	(37,499)	-	(37,499)

Balance, December 31, 2014	30,000,000	30,000	-	(63,947)	-	(33,947)

Net loss, December 31, 2015	-	-	-	(62,542)	-	(62,542)

Balance, December 31, 2015	30,000,000	$30,000	$-	$(126,489)	$-	$(96,489)

The accompanying notes are an integral part of these financial statements

CATACA RESOURCES, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(62,542)	$(37,499)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	572	(9,266)
Net cash (used in) provided by operating activities	(61,970)	(46,765)

Cash flows from investing activities:
Acquisition of mineral property	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from stock issuances	-	-
Proceed from related party obligation payable	65,000	32,000
Net cash provided by financing activities	65,000	32,000

Net increase (decrease) in cash	3,030	(14,765)
Cash, beginning of the period	1,507	16,272
Cash, end of the period	$4,537	$1,507
Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

CATACA RESOURCES, INC.
Notes to Financial Statements
As of December 31, 2015

1.	Nature of operations

Cataca Resources, Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on December 11, 2012 and established a fiscal year end of December 31. The Company is engaged in the acquisition, exploration and development of natural resource properties. The Company has no revenues and limited operating history.

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $126,489 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole director and two officers and from a related party borrowing from its sole director and officer. The Company’s operating expenditure plan for the following twelve months will require cash of approximately $80,000. Management intends to finance operating costs over the next twelve months with existing cash on hand, from the issuance of common shares, and additional related party borrowings from its sole director. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

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

CATACA RESOURCES, INC.
Notes to Financial Statements
As of December 31, 2015

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of December 31, 2015 and 2014 approximate their respective fair values because of the short-term nature of these instruments.

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

CATACA RESOURCES, INC.
Notes to Financial Statements
As of December 31, 2015

2.	Summary of significant accounting policies (continued)

Long-Lived Assets (continued)

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. The Company’s management has considered the conditions outlined in Codification topic 360 and has concluded no impairment of the $5,000 mineral property acquisition costs has taken place for the years ended December 31, 2015 and 2014.

Rehabilitation Provisions

The Company is subject to various government laws and regulations relating to environmental disturbances which are caused by exploration and evaluation activities. The Company will record the present value for the estimated costs of legal and constructive obligations required to restore the exploration sites in the period in which the obligation is incurred. The nature of the rehabilitation activities includes restoration, reclamation and re-vegetation of the affected exploration sites. The Company has determined that there are no rehabilitation provisions at December 31, 2015.

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

Uncertain Tax Positions

Codification topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Accounting for uncertainty in income taxes is addressed by a two- step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.

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

CATACA RESOURCES, INC.
Notes to Financial Statements
As of December 31, 2015

2.	Summary of significant accounting policies (continued)

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

A two phased exploration program to further delineate the mineralized system currently recognized on Lebak Gold Claim is recommended and the proposed budget for the recommended work in PHP 810,000, equivalent to $18,630 approximately.

4.	Related Party Obligation Payable

Due to related party at December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
	2015	2014

Balance at beginning of the period	$40,000	$8,000
Funds advanced	65,000	32,000
Repayments	-	-
Balance at end of the period	$105,000	$40,000

On December 1, 2013, March 31, July 18, and November 21, 2014, January 29, April 13, April 24, May 8, 2015, June 5, July 30, and December 8, 2015 Mr. Edward Barrios, the Company’s President, CEO, and a Director, advanced the Company $8,000, $10,000, $18,000 $4,000, $10,000, $4,000, $12,000, $8,000, $15,000, $8,000, and $8,000 as an unsecured obligation, respectively. The aggregate obligation bears no interest, is due on demand and is not evidenced by any written agreement.

CATACA RESOURCES, INC.
Notes to Financial Statements
As of December 31, 2015

5.	Income taxes

Due to the Company’s net loss position from December 11, 2012 (inception) to December 31, 2015, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2015.

The components of net deferred tax assets are as follows:

	December 31,	December 31,
	2015	2014

Net operating loss carry-forward	$126,489	$63,947
Effective tax rate	34%	34%
Deferred tax asset	43,006	$21,742
Less: Valuation allowance	(43,006)	(21,742)
Net deferred tax asset	$-	$-

The Company had federal net operating loss carryforwards for tax purposes of approximately $126,489 and $63,947 at December 31, 2015 and 2014, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2027. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

6.	Common stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 30,000,000 shares issued and outstanding at December 31, 2015 and 2014.

As of December 31, 2015, the Company has not granted any stock options or stock warrants and has not recorded any stock-based compensation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

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

Our current director and officers are as follows:

Name	Age	Position

Edward Barrios	45	President and Director

Maxwell Ramos	62	Secretary and Treasurer

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

Edward Barrios, 45, Director and President, Makati, the Republic of the Philippines

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

Maxwell Ramos, 62, Secretary and Treasurer, Manila, the Republic of the Philippines

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Summary Compensation Table

NonEquity
Name and				Stock	Options	Incentive Plan	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)	($)	($)	(Number)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Edward Barrios,
President and
Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Maxwell Ramos,
Secretary and
Treasurer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The shares issued to the officers were in consideration of their agreeing to take the initiative in developing and implementing the business plan of our company, including, among other things, providing the initial seed capital to allow our company to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration thus enabling our company to implement its business plan

The Company has received loans from its President and Director. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.” No payments of principal or interest has been made on these loans since the loans were made. None of these loans bears any interest. The loans were provided without terms of repayments and are unsecured, non-interest bearing, and payable upon demand. We believe that the terms of these loans are at least as favorable as the Company it could have obtained from a third party.

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

We have engaged PLS CPA, a professional corp., as our auditors for the year ended December 31, 2015. For fiscal years 2014 and 2015, total audit fees were $10,000 each year. We made no other payments to our auditors.

We had previously engaged Goldman Accounting Services CPA, a professional corp., as our auditors from inception to March 17, 2014. For fiscal years 2013 and 2014, total audit fees were $3,000 and $4,900, respectively. We made no other payments to the auditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2016.

Cataca Resources, Inc.

By /s/ Edward Barrios

Edward Barrios, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

	President (Principal Executive	March 28, 2016

Edward Barrios	Officer) and Director

	Secretary and Treasurer (Principal	March 28, 2016

Maxwell Ramos	Accounting and Financial Officer)