Form 10-Q
period 2016-03-31
CATACA RESOURCES, INC.
filed 2016-05-10
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

__________________

[ ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to ).

Commission File Number: 000-55316

Cataca Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

782 Ayala Avenue, Makati City, Philippines, 2130.
(Address of principal executive offices)	(Zip code)

+(63) 917-234-0098
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X] Yes     [   ] No

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
[X] Yes     [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of May 10, 2016 was 30,000,000.

CATACA RESOURCES, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2016

Index			Page
Part I.	Financial Information
	Item 1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	3

		Condensed Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	4

		Condensed Statements of Operations for the Three Months ended March 31, 2016 and 2015 (unaudited)	5

		Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months ended March 31, 2016 (unaudited) and the Year ended December 31, 2015	6

		Condensed Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015 (unaudited)	7

		Notes to Condensed Financial Statements (unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information		13

	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			15

Certifications

PLS CPA, A Professional Corp.
• 4725 Mercury Street #210 • SAN DIEGO • CALIFORNIA 92111•
• TELEPHONE (858)722-5953 • FAX (858) 761-0341 • FAX (858) 433-2979
• E-MAIL changgpark@placpas.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Cataca Resources, Inc.

We have reviewed the accompanying balance sheet of Cataca Resources, Inc. (the “Company”) as of March 31, 2016, and the related statements of operations, change in stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

/s/ PLS CPA
____________________________
PLS CPA

May 3, 2016
San Diego CA, 92111

CATACA RESOURCES, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current assets:
Cash	$18,862	$4,537
Total current assets	18,862	4,537

Mineral property	5,000	5,000
Total assets	$23,862	$9,537

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,043	$1,026
Related party obligation payable	125,000	105,000
Total current liabilities	132,043	106,026
Total Liabilities	132,043	106,026

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 30,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	30,000	30,000
Additional paid-in capital	-	-
Accumulated deficit	(138,181)	(126,489)
Accumulated other comprehensive income (loss)	-	-
Total shareholders' equity (deficit)	(108,181)	(96,489)
Total liabilities and shareholders' equity (deficit)	$23,862	$9,537

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Operating costs:
Mining and exploration license	$-	$-
Other general & administrative expenses	11,692	11,568
Total operating costs	11,692	11,568

Other income (expense):
Foreign exchange gain (loss)	-	-
Total other income (expense)	-	-

Net (loss) income	$(11,692)	$(11,568)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	Stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, December 31, 2013	30,000,000	30,000	-	(26,448)	-	3,552

Net loss, December 31, 2014	-	-	-	(37,499)	-	(37,499)

Balance, December 31, 2014	30,000,000	30,000	-	(63,947)	-	(33,947)

Net loss, December 31, 2015	-	-	-	(54,486)	-	(54,486)

Balance, December 31, 2015	30,000,000	$30,000	$-	$(126,489)	$-	$(96,489)

Net loss, March 31, 2016 (unaudited)	-	-	-	(11,692)	-	(11,692)

Balance, March 31, 2016 (unaudited)	30,000,000	$30,000	$-	$(138,181)	$-	$(108,181)

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(11,692)	$(11,568)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,017	1,114
Net cash (used in) provided by operating activities	(5,675)	(10,454)

Cash flows from investing activities:
Acquisition of mineral property	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from stock issuances	-	-
Proceed from related party obligation payable	20,000	10,000
Net cash provided by financing activities	20,000	10,000

Net increase (decrease) in cash	14,325	(454)
Cash, beginning of the period	4,537	1,507
Cash, end of the period	$18,862	$1,053

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2016

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

The unaudited condensed balance sheet of the Company as of March 31, 2016, and the related balance sheet of the Company as of December 31, 2015, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the three months ended March 31, 2016 and 2015 and the condensed statement of stockholders equity for the period of December 31, 2013 to March 31, 2016 are included in this document. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10K that was filed on March 28, 2016.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

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
As of March 31, 2016

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

4.	Related Party Obligation Payable

Due to related party at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2015	2015

Balance at beginning of the period	$105,000	$40,000
Funds advanced	20,000	65,000
Repayments	-	-
Balance at end of the period	$125,000	$105,000

CATACA RESOURCES, INC.
Condensed Notes to Financial Statements (Unaudited)
As of March 31, 2016

4.	Related Party Obligation Payable (continued)

On December 1, 2013, March 31, July 18, and November 21, 2014, January 29, April 13, April 24, May 8, June 5, July 30, December 8, 2015, and March 14, 2016 Mr. Edward Barrios, the Company’s President, CEO, and a Director, advanced the Company $8,000, $10,000, $18,000 $4,000, $10,000, $4,000, $12,000, $8,000, $15,000, $8,000, $8,000, and $20,000 as an unsecured obligation, respectively. The aggregate obligation bears no interest, is due on demand and is not evidenced by any written agreement.

5.	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $138,181 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole director and two officers and from a related party borrowing from its sole director and officer. The Company’s operating expenditure plan for the current fiscal year ending December 31, 2016 will require cash of approximately $80,000. Management intends to finance operating costs over the next twelve months with existing cash on hand, from the issuance of common shares, and additional related party borrowings from its sole director. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

6.	Common stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 30,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015.

As of March 31, 2016, the Company has not granted any stock options or stock warrants and has not recorded any stock-based compensation.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2016	December 31, 2015
	$	$
Current Assets	18,862	4,537
Current Liabilities	132,043	106,026
Working Capital (Deficit)	(113,181)	(101,489)

Cash Flows

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
	$	$
Cash Flows used in Operating Activities	(5,675)	(10,454)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	20,000	10,000
Net increase (decrease) in Cash During Period	14,325	(454)

Operating Revenues

From December 11, 2012 (date of inception) to March 31, 2016, the Company did not earn any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended March 31, 2016, the Company incurred operating expenses of $11,692 consisting primarily of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings. The Company operating expenses during the three months ended March 31, 2015 were $11,568.

For the three months ended March 31, 2016, the Company incurred a net loss of $11,692 and loss per share of $nil compared with a net loss of $11,568 and loss per share of $nil for the quarter ended March 31, 2015.

Liquidity and Capital Resources

As at March 31, 2016, the Company had current assets of $18,862 compared with current assets of $4,537 at December 31, 2015. The increase in current assets was due to an advance of cash to the Company by a related party.

As at March 31, 2016, the Company had current liabilities of $132,043 compared with current liabilities of $106,026 at December 31, 2015. The increase in current liabilities was attributed to amounts due for administrative expenses

As at March 31, 2016, the Company had a working capital deficit of $113,181 compared with a working capital deficit of $101,489 at December 31, 2015. The increase in working capital deficit was due to an increase in total liabilities due to amounts used to fund outstanding obligations of the Company.

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

Evaluation of Disclosure Cools and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2016.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2016.

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

CATACA RESOURCES INC.

Date:	May 10, 2016	By:	/s/ Edward Barrios

Edward Barrios
President and Chief Executive Officer
(Principal Executive Officer)

	May 10, 2016	By:	/s/ Maxwell Ramos

Maxwell Ramos

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)