Form 10-Q
period 2016-06-30
CATACA RESOURCES, INC.
filed 2016-08-15
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to ).

Commission File Number: 000-55316

Cataca Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

782AyalaAvenue,MakatiCity,Philippines,2130.
(Address of principal executive offices)	(Zip code)

+(63)917–234–0098
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]     No [  ]

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
Yes [X]     No [  ]

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of May 10, 2016 was 30,000,000.

CATACA RESOURCES, INC.
QuarterlyReportonForm10–Q
ForthePeriodEndedJune30,2016

Index			Page
Part I.	Financial Information
	Item 1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	3

		Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	4

		Condensed Statements of Operations for the Three Months ended June 30, 2016 and 2015 (unaudited)	5

		Condensed Statements of Operations for the Six Months ended June 30, 2016 and 2015 (unaudited)	6

		Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months ended June 30, 2016 (unaudited) and the Year ended December 31, 2015	7

		Condensed Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015 (unaudited)	8

		Notes to Condensed Financial Statements (unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

	Item 4.	Controls and Procedures.	14

Part II.	Other Information

	Item 1.	Legal Proceedings.	14

	Item 1A.	Risk Factors.	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

	Item 3.	Defaults Upon Senior Securities.	14

	Item 4.	Mine Safety Disclosures.	14

	Item 5.	Other Information.	14

	Item 6.	Exhibits.	15

Signatures

Certifications

PLS CPA, A Professional Corp.
♦ 4725 Mercury Street #210 ♦ SAN DIEGO ♦ CALIFORNIA 92111 ♦
♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 433-2979
♦ E-MAIL changgpark@placpas.com ♦

ReportofIndependentRegisteredPublicAccountingFirm

To the Board of Directors of
Cataca Resources, Inc.

We have reviewed the accompanying balance sheet of Cataca Resources, Inc. (the “Company”) as of June 30, 2016, and the related statements of operations, change in stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

/s/ PLS CPA
____________________________
PLS CPA

August 15, 2016
San Diego CA, 92111

Registered with the Public Company Accounting Oversight Board

CATACA RESOURCES, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current assets:
Cash	$6,830	$4,537
Total current assets	6,830	4,537

Mineral property	5,000	5,000
Total assets	$11,830	$9,537

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,231	$1,026
Related party obligation payable	125,000	105,000
Total current liabilities	127,231	106,026
Total Liabilities	127,231	106,026

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 30,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	30,000	30,000
Additional paid-in capital	-	-
Accumulated deficit	(145,401)	(126,489)
Accumulated other comprehensive income (loss)	-	-
Total shareholders' equity (deficit)	(115,401)	(96,489)
Total liabilities and shareholders' equity (deficit)	$11,830	$9,537

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015

Operating costs:
Mining and exploration license	$-	$-
Other general & administrative expenses	7,220	34,043
Total operating costs	7,220	34,043

Other income (expense):
Foreign exchange gain (loss)	-	-
Total other income (expense)	-	-

Net (loss) income	$(7,220)	$(34,043)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Operations
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Operating costs:
Mining and exploration license	$-	$-
Other general & administrative expenses	18,912	45,611
Total operating costs	18,912	45,611

Other income (expense):
Foreign exchange gain (loss)	-	-
Total other income (expense)	-	-

Net (loss) income	$(18,912)	$(45,611)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Changes in Stockholders’ Equity (Deficit)

						Accumulated
		Common		Additional		other
	Common	Stock		paid-in	Accumulated	comprehensive
	stock	amount		capital	deficit	income	Total

Balance, December 31, 2014	30,000,000	30,000		-	(63,947)	-	(33,947)

Net loss, December 31, 2015	-	-		-	(54,486)	-	(54,486)

Balance, December 31, 2015	30,000,000	$30,000	$	- $	(126,489)	$-	$(96,489)

Net loss, June 30, 2016 (unaudited)	-	-		-	(18,912)	-	(18,912)

Balance, June 30, 2016 (unaudited)	30,000,000	$30,000	$	- $	(145,401)	$-	$(115,401)

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(18,912)	$(45,611)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,205	1,314
Net cash (used in) provided by operating activities	(17,707)	(44,297)

Cash flows from investing activities:
Acquisition of mineral property	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from stock issuances	-	-
Proceed from related party obligation payable	20,000	49,000
Net cash provided by financing activities	20,000	49,000

Net increase (decrease) in cash	2,293	4,703
Cash, beginning of the period	4,537	1,507
Cash, end of the period	$6,830	$6,210

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

CATACA RESOURCES, INC.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016

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

The unaudited condensed balance sheet of the Company as of June 30, 2016, and the related balance sheet of the Company as of December 31, 2015, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the three months ended June 30, 2016 and 2015 and the condensed statement of stockholders equity for the period of December 31, 2014 to June 30, 2016 are included in this document. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10K that was filed on March 28, 2016.

Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

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
As of June 30, 2016

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

4.	Related Party Obligation Payable

Due to related party at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2015	2015

Balance at beginning of the period	$105,000	$40,000
Funds advanced	20,000	65,000
Repayments	-	-
Balance at end of the period	$125,000	$105,000

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
As of June 30, 2016

5.	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $145,401 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 30,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015.

As of June 30, 2016, the Company has not granted any stock options or stock warrants and has not recorded any stock-based compensation.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2016	December 31, 2015
	$	$
Current Assets	6,830	4,537
Current Liabilities	127,231	106,026
Working Capital (Deficit)	(120,401)	(101,489)

Cash Flows

	Six months ended	Six months ended June
	June 30, 2016	30, 2015
	$	$
Cash Flows (used in) Operating Activities	(17,707)	(44,297)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	20,000	49,000
Net increase (decrease) in Cash During Period	2,293	4,703

Operating Revenues

From December 11, 2012 (date of inception) to June 30, 2016, the Company did not earn any revenues from its operations.

Operating Expenses and Net Loss

For the six months ended June 30, 2016, the Company incurred operating expenses of $18,912 consisting primarily of professional fees including accounting, audit, and legal expenses for the Company’s SEC filings. The Company operating expenses during the six months ended June 30, 2015 were $45,611 consisting primarily of professional fees including accounting, audit, and legal expenses for the Company’s SEC filings and one-time fees to establish a stock transfer agent, DTC eligibility and FINRA approval for the Company’s stock listing.

For the six months ended June 30, 2016, the Company incurred a net loss of $18,912 and loss per share of $nil compared with a net loss of $45,611 and loss per share of $nil for the six month ended June 30, 2015.

Liquidity and Capital Resources

As at June 30, 2016, the Company had current assets of $6,830 compared with current assets of $4,537 at December 31, 2015. The increase in current assets was due to an advance of cash to the Company by a related party.

As at June 30, 2016, the Company had current liabilities of $127,231 compared with current liabilities of $106,026 at December 31, 2015. The increase in current liabilities was attributed to amounts due for administrative expenses As at June 30, 2016, the Company had a working capital deficit of $120,401 compared with a working capital deficit of $101,489 at December 31, 2015. The increase in working capital deficit was due to an increase in total liabilities due to amounts used to fund outstanding obligations of the Company.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of June 30, 2016.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2016.

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

CATACA RESOURCES INC.

Date:	August 15, 2016	By:	/s/ Edward Barrios

Edward Barrios
President and Chief Executive Officer
(Principal Executive Officer)

	August 15, 2016	By:	/s/ Maxwell Ramos

Maxwell Ramos

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)