Form 10-Q
period 2016-09-30
Flitways Technology Inc.
filed 2016-11-18
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-55316

FLITWAYS TECHNOLOGY INC.
(Name of Small Business Issuer in its charter)

Nevada	N/A
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

400 Corporate Pointe, Suite 300
Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(855) 710-0915
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [   ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2016, the registrant had 51,544,666 shares of common stock outstanding

FLITWAYS TECHNOLOGY INC.

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

FLITWAYS TECHNOLOGY INC., formerly known as Cataca Resources, Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$4,537
Total current assets	-	4,537

Mineral property	-	5,000

Total Assets	$-	$9,537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$2,561	$1,026
Accrued liabilities	96	-
Related party obligations payable	-	105,000
Total liabilities	2,657	106,026

Stockholders' deficit
Common stock: 75,000,000 shares authorized or $0.001 par value; 30,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	30,000	30,000
Additional paid in capital	125,000	-
Accumulated deficit	(157,657)	(126,489)

Total stockholders' deficit	(2,657)	(96,489)

Total liabilities and stockholders' deficit	$-	$9,537

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC., formerly known as Cataca Resources, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Operating expenses
Other general & administrative expenses	$7,256	$8,875	$26,168	$54,486
Total operating expenses	7,256	8,875	26,168	54,486
Operating loss	7,256	8,875	26,168	54,486

Other expense
Discontinued mineral claim	5,000	-	5,000	-
Total other expense	5,000	-	5,000	-

Net loss	$(12,256)	$(8,875)	$(31,168)	$(54,486)

Basic and Diluted Loss per Share - Common Stock	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Shares Outstanding:
Basic and Diluted Common Stock	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC., formerly known as Cataca Resources, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(31,168)	$(54,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued mineral claim	5,000	-
Changes in operating assets and liabilities
Accounts payable	1,535	221
Accrued liabilities	96	-
Net cash used in operating activities	(24,537)	(54,265)

FINANCING ACTIVITIES
Proceeds of related party obligation payable	20,000	57,000
Net cash provided by financing activities	20,000	57,000

NET INCREASE (DECREASE) IN CASH	(4,537)	2,735

CASH AT BEGINNING OF PERIOD	4,537	1,507

CASH AT END OF PERIOD	$-	$4,242

SUPPLEMENTAL INFORMATION OF NONCASH FINANCING ACTIVITIES

During the nine months ended September 30, 2016, Mr. Edward Barrios, the Company's President / CEO forgave the outstanding obligation of $125,000 owed to him. The transaction was accounted for as a capital contribution.

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC., formerly known as Cataca Resources, Inc.
Notes to Condensed Financial Statements
(Unaudited)
As of September 30, 2016

1.    Nature of the business

Flitways Technology Inc., formerly known as Cataca Resources, Inc. (the “Company”), was incorporated in the State of Nevada as a for-profit company on December 11, 2012 and established a fiscal year end of December 31. The Company was initially engaged in the acquisition, exploration and development of natural resource properties. On September 7, 2016, the Company abandoned its mineral claim entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Flitways Technology Inc. (“Flitways”). The Company refocused its efforts and is now involved in the “on demand” transportation business providing businesses and private traveler’s access to book and schedule ground transportation online or by mobile device. The Company gives travelers access to customizable travel rides through a network of ground travel providers. It incorporates ride booking into the travel industry by making travel ride booking available at various travel points of sale to allow travelers to book rides that fit their lifestyle online and on its mobile application. Effective November 9, 2016, the Company changed its name from Cataca Resources, Inc. to Flitways Technology Inc.

2.    Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in United States dollars and have been prepared using the accrual method of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ deficit in conformity with GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed balance sheet of the Company as of September 30, 2016, and the related balance sheet of the Company as of December 31, 2015, which is derived from the Company's audited financial statements as of and for the year ended December 31, 2015, and the unaudited condensed statement of operations for the three and nine months ended September 30, 2016 and 2015, the unaudited condensed statement of cash flows for the nine months ended September 30, 2016 and 2015 are included in this document. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10-K that was filed on March 28, 2016.

Unaudited interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016. Therefore, period over period comparisons should not be relied upon as predictive of the results in future periods.

Use of Estimates and Assumptions

The preparation of the Company’s condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FLITWAYS TECHNOLOGY INC., formerly known as Cataca Resources, Inc.
Notes to Condensed Financial Statements
(Unaudited)
As of September 30, 2016

2.    Summary of significant accounting policies (continued)

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 930 “Extractive Activities - Mining”. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.

Subsequent Events

Pursuant to the Share Exchange Agreement with Flitways, which became effective on October 14, 2016, the Company acquired 100% of the issued and outstanding shares of Flitways and in exchange Flitways issued to the Company 20,000,000 restricted shares of its common stock. As a result of the Share Exchange Agreement, Flitways became a wholly owned subsidiary of the Company. The transaction was accounted for as a reorganization and a “public shell reverse merger” resulting in Flitways becoming a public company.

Subsequent to the nine-months ended September 30, 2016, the Company entered into subscription agreements with various outside investors to purchase 1,544,666 shares of the Company’s common stock.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these condensed financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations or cash flows.

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

On September 6, 2016, the Company decided to abandon the Lebak Gold Claim and disposed of the mineral claim. As of September 30, 2016, the Company has no capitalized mineral property.

FLITWAYS TECHNOLOGY INC., formerly known as Cataca Resources, Inc.
Notes to Condensed Financial Statements
(Unaudited)
As of September 30, 2016

4.    Related party obligation payable

Due to related party at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015

Balance at beginning of the period / year	$105,000	$40,000
Funds advanced	20,000	65,000
Repayments	-	-
Debt forgiven	(125,000)	-
Balance at end of the period / year	$-	$105,000

On December 1, 2013, March 31, July 18, and November 21, 2014, January 29, April 13, April 24, May 8, June 5, July 30, December 8, 2015, and March 14, 2016 Mr. Edward Barrios, the Company’s President, CEO, and a Director, advanced the Company $8,000, $10,000, $18,000 $4,000, $10,000, $4,000, $12,000, $8,000, $15,000, $8,000, $8,000, and $20,000 as an unsecured obligation, respectively. The aggregate obligation bore no interest, was due on demand and was not evidenced by any written agreement.

On September 6, 2016, Mr. Barrios agreed to forgive the aggregate obligation owed to him by the Company. The forgiveness of debt was accounted for as a capital contribution.

5.    Going concern

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Realization values may be substantially different from carrying values as shown and these condensed financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2016, the Company had not yet achieved profitable operations, had accumulated deficit of $157,657 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management of the Company believes that the Company’s negative working capital will continue to improve throughout the remainder of 2016. Management expects the improvement to come from the Company’s decision to acquire Flitways mentioned in Note 2. Management anticipates that these improvements will enable the Company to fund ongoing operations as well as generate future revenues.

6.    Common stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 30,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015.

FLITWAYS TECHNOLOGY INC., formerly known as Cataca Resources, Inc.
Notes to Condensed Financial Statements
(Unaudited)
As of September 30, 2016

7.    Proforma condensed balance sheet (unaudited and unreviewed)

The following unaudited and unreviewed proforma combined condensed financial information of the Company gives effect to the reverse-merger as if it had occurred on September 30, 2016. The unaudited and unreviewed proforma combined condensed financial data is provided for comparative purposes only and does not purport to present what the Company’s combined financial position would actual have been had the event noted above in fact occurred on the assumed date or to project the Company’s combined financial position as of future date or any future period.

FLITWAYS TECHNOLOGY INC., fomerly known as Cataca Resources, Inc.
Pro Forma Combined Balance Sheet as of September 30, 2016

			Pro-Forma	Elimination
	Registrant	Flitways	Adjustments	Entries	JE#	Combined

ASSETS
Current Assets:
Cash	$-	$19,162	$-	$-		$19,162
Accounts receivable, net	-	5,455	-	-		5,455
Total current assets	-	24,617	-	-		24,617

Investment in Flitways	-	-	25,000	(25,000)	2, 3	-
Mineral property	-	-	-	-		-

Total Assets	$-	$24,617	$25,000	$(25,000)		$24,617

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$2,561	$24,260	$-	$-		$26,821
Accrued liabilities	96	211,668	-	-		211,764
Total current liabilities	2,657	235,928	-	-		238,585

Line of credit - related party	-	101,864	-	-		101,864
Accrued interest	-	10,316	-	-		10,316
Total liabilities	2,657	348,108	-	-		350,765

Stockholders' deficit
Common stock, 30,000,000 and 10,000,000 shares outstanding pre-merger, respectively, and 50,000,000 shares post-merger	30,000	100	20,000	(100)	2, 3	50,000
Additional paid in capital	125,000	24,900	(152,657)	(24,900)	1, 2, 3	(27,657)
Accumulated deficit	(157,657)	(348,491)	157,657	-	1	(348,491)

Total stockholders' deficit	(2,657)	(323,491)	25,000	(25,000)		(326,148)

Total liabilities and stockholders' deficit	$-	$24,617	$25,000	$(25,000)		$24,617

Notes to Pro-Forma Combined Balance Sheet (Unreviewed and Unaudited) September 30, 2016

1.	To close out accumulated deficit of Cataca.
2.	To record investment in Flitway by Cataca
3.	To eliminate intercompany investment accounts for combination

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our condensed financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our condensed financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

RESULTS OF OPERATIONS

No Revenues

Since our inception to September 30, 2016, we have not yet earned any revenues. As of September 30, 2016, we have an accumulated deficit of $157,657. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

Net loss for the three and nine months ended September 30, 2016 amounted to $12,256 and $31,168, respectively compared to our net loss for the three and nine months ended September 30, 2015 of $8,875 and $54,486, respectively. The decrease in net loss for the nine months ended September 30, 2016 compared to net loss for the nine months ended September 30, 2015, was due to a significant decrease in general and administrative expenses. The increase in net loss for the three months ended September 30, 2016 compared to net loss for the three months ended September 30, 2015 was due to the disposition of the mineral claim during the third quarter of 2016.

Expenses

Our total operating expenses for the three months and nine months ended September 30, 2016 were $7,256 and $26,168, respectively compared to expenses for the three months and nine months ended September 30, 2015 of $8,875 and $54,486. Our expenses were solely comprised of other general & administrative expenses.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2016, net cash used in operating activities was $24,537, compared to $54,265 for the nine-month period ended September 30, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from related party advancements. For the nine-month period ended September 30, 2016 net cash provided by financing activities was $20,000 compared to the nine month period ended September 30, 2015, which was $57,000.

Liquidity and Capital Resources

As at September 30, 2016, we did not have any assets compared to $9,537 in total assets at December 31, 2015. As of September 30, 2016, our current liabilities were $2,657, which was comprised of accounts payable of $2,561 and accrued liabilities of $96. Stockholders’ deficit was $2,657 as of September 30, 2016 compared to stockholders' deficit of $96,489 as of December 31, 2015.

These condensed financial statements have been prepared on the assumption that we have the ability to continue as a going concern. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at September 30, 2016, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Plan of Operation

Our plan of operation for the next twelve months is to grow our business through the expansion of our online booking engine and mobile app.

Going Concern

Our condensed financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our independent auditors' audit report accompanying our December 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the condensed financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of September 30, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 17, 2016 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FLITWAYS TECHNOLOGY INC.
(REGISTRANT)

Date: November 18, 2016	/s/ Tobi Mac Aro
Tobi Mac Aro
President, Chief Executive Officer, Chief
Financial Officer and Director
(Authorized Officer for Registrant)