Form 10-K
period 2016-12-31
Flitways Technology Inc.
filed 2017-04-18
CIK 1582919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-55316

FLITWAYS TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

400 Corporate Pointe, Suite 300
Culver City, California 90230
(Address of principal executive offices)

(855) 710-0915
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [X]       No [   ]

As of June 30, 2016, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was 3,750,000 based on our last sale price to investors of $0.10. For the purposes of the foregoing calculation only, all directors, executive officers, related parties and holders of more than 10% of the issued and outstanding common stock of the registrant have been deemed affiliates.

As of March 24, 2017 the registrant’s outstanding stock consisted of 58,429,281 common shares.

FLITWAYS TECHNOLOGY INC.

PART I

Item 1. Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "FlitWays" mean FlitWays Technology Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate Background

FlitWays Technology Inc. was founded in 2013, with a mission to provide both corporate enterprises and their employees and global travel resellers and their customers with a complete offering of fully integrated ground transportation solutions for any budget or need. We have created a sophisticated software platform to give customers enterprise suite and app-based booking, billing, expense management and real-time monitoring for a simple to use ground transportation offering. We combined that with our proprietary global network of private car, limousine, taxi and ride sharing service providers. This allows our clients to have a solution that mimics the simplicity of workflow for airline and hotel travel, removing the manual, complex and time consuming nature of traditional ground transportation. Our offering not only helps our customers, but provides car service owners and drivers better utilization of their equity. We give travelers an array of classes of cars, pick-up options and payment options, all fully integrated to corporate expense and travel management systems. FlitWays’ objective is to take an antiquated market and bring it into line with the advanced and seamless methodology of the other key components of the travel experience.

Merger Transaction

            On October 14, 2016 (“Closing Date”), Flitways completed a reverse recapitalization of Cataca Resources, Inc. (“Cataca”), a Nevada corporation. At the time of the reverse recapitalization, Cataca was considered a shell corporation with no revenues or significant assets. In connection with the merger transaction, Cataca issued 20,000,000 shares of its common stock in exchange for 100% of the issued and outstanding shares of Flitways.

            For financial reporting purposes, Flitways has been treated as the “acquirer” in the reverse recapitalization completed on the Closing Date. Accordingly, the assets and liabilities of Flitways are reported at their historical cost and the assets and liabilities of Cataca were recorded at their historical cost basis. The consolidated financial statements reported herein have been retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of Flitways. The 30,000,000 shares of common stock retained by the Cataca shareholders were reported as issued on the Closing Date.

Our Business

FlitWays offers fee-for-service pre-booking of ground transportation  We immediately confirm car services at the time of travel planning on a similar basis to flight and hotel arrangements.  The current market for ground travel is booked, billed and expensed outside the integrated corporate platforms used for the other two key legs of travel costs.  Corporate ground travel in the U.S. is a multi-billion dollar  market and typically requires separate booking via phone (or in some cases online), but has necessitated manual expense review without automatic adherence to  corporate standards and restrictions.  This subsequently creates a need for time-consuming and costly administrative resources to match ground transportation with otherwise system-integrated air and lodging   reporting.  FlitWays’ proprietary software, services, supply chain and customer relationship management solution can provide clients with cost savings, workflow improvements, superior traveler experiences and corporate compliant permitted uses..

We are differentiated from taxi and ride sharing services in many ways.  Our software, back-end solution and unique network of providers has been designed to offer a suite of enterprise level technology, accounting, payment, reporting and management tools that are not available in the market.  FlitWays has spent more than four years developing these interfaces for clients to completely integrate travel and expense management tools with ground transportation. We consider FlitWays a one-stop shop for all enterprise  ground transportation needs.  As we expand our fully vetted and reviewed supply of car services and drivers both in the U.S. and globally, we can support our client relationships both because of the stability and flexibility of our software platform and the financial and operating leverage we provide from our simple app-based booking and planning service. With over 18,000 vehicles to choose from and with service in over 170 cities, the possibilities are endless and our customers can create a seamless travel experience.

Our contact address is 400 Corporate Pointe, Suite 300, Culver City, California, 90230. Our telephone number is 1-855-710-0915. Our website is www.flitways.com.

Unless otherwise indicated, all references in this Annual Report to “dollars” or “$” refer to US dollars.

Corporate Solutions/Competitive Advantage

FlitWays intends to fill a void in the scheduling and management of global ground transportation services.  We built our client interface with corporate travel needs in mind.  Businesses that allow employees to use consumer facing services like Uber, Lyft and independent taxi and limousine companies are potentially sacrificing the per user cost and administrative savings that FlitWays provides.

Today, our corporate clientele includes major brands like Carlson Wagonlit, Amazon, Pokemon, PayPal and CarTrawler.

Travel Management & Travel Agencies

FlitWays empowers travel management companies and agencies to combine their bookings with a contemporaneous ground transportation offering on the same ticket for their clients.  Just as in our enterprise service, we provide pre-arranged rides scheduled while flight or lodging confirmations are made.  We have developed an application-based handoff to allow these travel resellers to electronically book directly on our network.  This is an attractive market for FlitWays as we incur no marketing expenses to add this large customer segment.  In exchange, we offer a 10% discount from our published fares to our travel reseller partners.

Booking rides with FlitWays

Booking rides, airport shuttles and/or executive cars with our website/application requires the customer to be a registered user. When booking with FlitWays the customer is able to select a choice of vehicle and preferred gratuity based on their personal preference. The estimate travel fare provided is built on the most resourceful travel route and on decent traffic situations. The ultimate fare may differ due to traffic situations, the route taken, wait time, parking, and return trip. Once the customer's booking has been completed and confirmed, the company that owns the vehicle chosen is automatically notified that the vehicle is booked. The notification of the booking confirmation is also sent to the customer via SMS and email confirmation message together with the details of the customer’s journey. Customers can view their past bookings in their FlitWays account, which can be easily used for business travel expense reports.

Payment

We accept corporate invoices and credit card payments for ride booking from our customers. Our platform allows our customers to pay securely and also eliminate the hassle of negotiating fare price with the ride driver. All payment information processed on our site is encrypted and secured with state-of-the-art SSL before they are transferred.

Customer Accounts

Currently FlitWays charges no fee for its services and records revenues on the profit margin of billed fares versus cost of fares.  Customers establish accounts prior to booking either based on invoice or credit card payments..  We require an account in order to collect basic information (i.e., name, mobile phone number and email) and to process all bookings.

Marketing Strategy

Most of our customers have been acquired through various partnerships with travel vendors, which give us the opportunity to minimize marketing costs and to focus on establishing new partnerships daily. In the future we intend to promote FlitWays using Business-to-Business marketing concepts to increase and expand brand awareness and general corporate exposure.

Employees and Consultants

As of December 31, 2016, we have 3 employees and 7 independent contractors.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have maintained executive offices at 400 Corporate Pointe, Suite 300, Culver City, California 90230. The office and general expenses associated with leasing our office space is approximately $1,700 per month. We believe that our office space is adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property. We do not own any real property.

Item 3. Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties. We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Pink Sheets under the symbol “FTWS”. Trading in stocks quoted on the OTC Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Pink Sheets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink Sheets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 9, 2017 no shares of our common stock have traded.

Number of Holders

As of March 9, 2017, we had approximately 38 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

            The following unregistered securities were issued by the Company during the fiscal year ended December 31, 2016:

Shares issued for acquisition	20,000,000

Shares issued for cash	1,179,281

Shares issued for services rendered	1,250,000

            Subsequent to December 31, 2016, the Company issued 6,000,000 shares for services rendered.

            The Company issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Results of Operations

For the Years Ended December 31,

	2016	2015
Sales, net	$434,000	$337,000
Cost of sales	(364,000)	(271,000)
Gross profit	70,000	66,000
Gross profit margin	16%	20%
Operating expenses
Core technology and development expense	59,000	24,000
Officer compensation	79,000	72,000
General and administrative	2,515,000	86,000
Total operating expenses	2,653,000	182,000
Operating loss	$(2,583,000)	$(116,000)

            Sales, net for the year ended December 31, 2016 increased by 28.8% to $434,000 as compared to $337,000 for 2015. The increase in sales, net is contributable to an overall increase in business. The Company continues to expand its business.

            Gross profit for the year ended December 31, 2016 decreased to 16% as compared to 20% for 2015. Our cost of sales is comprised of (i) fees paid to the contract drivers, (ii) fees paid for the credit card processing services and (iii) cost of maintaining our call centers. The increase in gross profit is contributable to our ability to negotiate competitive rates with our contract drivers.

            Core technology and development expenses increased by 145.8% to $59,000 as compared to $24,000 for 2015. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

            Officer salary increased by 9.7% to $79,000 as compared to $72,000 for 2015. The increase in officer salary is attributable to a contractual annual salary increase for the year ended December 31, 2016.

            General and administrative expenses increased by 2,824% to $2,515,000 as compared to $86,000 for 2015. The increase in our general and administrative expense is attributable to (i) increase in employee related cost of approximately $41,000, (ii) consulting expenses related to corporate structure of approximately $2,330,000, which includes approximately $1,845,000 for fair value of shares issued to consultants and (iii) the remaining increase of approximately $144,000 is attributable to the additional cost we incurred for accounting, auditing, consulting and legal services related to our status of being public company filing with U.S. Securities and Exchange Commission.

For the Years Ended December 31,

	2015	2014
Sales, net	$337,000	$67,000
Cost of sales	(271,000)	(64,000)
Gross profit	66,000	3,000

Gross profit margin	20%	4%
Operating expenses
Core technology and development expense	24,000	8,000
Officer salary	72,000	72,000
General and administrative	86,000	31,000
Total operating expenses	182,000	111,000
Operating loss	$(116,000)	$(108,000)

Sales, net for the year ended December 31, 2015 increased by 403% to $337,000 as compared to $67,000 for 2014. The increase in sales, net is contributable to an overall increase in business as the Company continues to expand.

            Gross profit for the year ended December 31, 2015 increased to 20% as compared to 4% for 2014. The increase in gross profit margin is attributable to a combination of economies of scale with the increased activity during the year ended December 31, 2015 as well as the ability of management to minimize overall costs in order to increase the profit margins.

            Core technology and development expenses for the year ended December 31, 2015 increased by 200% to $24,000 as compared to $8,000 for 2014. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

            General and administrative expenses for the year ended December 31, 2015 increased by 177% to $86,000 as compared to $31,000 for 2014. The increase in general and administrative is attributable to expanse of resources as the Company continues to expand its business.

Liquidity and Capital Resources

            During the year ended December 31, 2016, our primary source of liquidity was from our sales of the Company’s common stock as compared to prior years where our primary source of liquidity was from our cash balances on hand from December 31, 2015. The following summarizes our cash flows for the years ended December 31,:

	2016	2015

Cash provided by (used in) operating activities	$(270,000)	$(12,000)
Cash (used in) provided by financing activities	339,000	5,000
Net change in cash	$69,000	$(7,000)

            As a result of our growth stage, the Company net sales have not reach a level to sustain cash flow to meet our current obligations and operations expenditures, as result the Company sold shares of the Company’s common stock to raise capital to meet our operating expenditures.

            As of December 31, 2016 and 2015, our total assets were $87,000 and $16,000, respectively, and our total liabilities were $755,000 and $245,000, respectively. As of December 31, 2016 and 2105, we had working capital deficits of approximately of $668,000 and $179,000, respectively.

            We reported net losses of $2,589,000 and $120,000 for the years ended December 31, 2016 and 2015, respectively.

            During the years ended December 31, 2016 and 2015, we raised a total of $305,000 and $0 in connection with the issuances of shares of our common stock for gross proceeds of $305,000.

Cash Requirements

            Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy, which includes acquisitions for cash or a combination of cash and debt. The decisions we make with regard to acquisitions drive the level of capital required and the level of our financial obligations.

            If we are unable to generate cash flow from operations and successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce the size and scope of our operations.

            We have suffered recurring losses from operations. The continuation of our Company is dependent upon our Company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are acceptable to us.

Inflation

            In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

            We have no obligations under non-cancelable operating lease, as of December 31, 2016. The Company rents its office space on month-by-month basis. As of December 31, 2016, the Company had a line of credit balance of $86,000 due and payable on or before December 31,2017

Off Balance Sheet Arrangements

            Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2016, we have no off-balance sheet arrangements.

Going Concern

            The Company’s independent registered public auditors’ reports accompanying our December 31, 2016 and 2015 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

Critical Accounting Policies

            The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For information regarding the Company’s critical accounting policies as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements.

Concentration of Credit Risk

            Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2015 through December 31, 2016, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. As of December 31, 2016, cash balances in interest-bearing accounts were approximately $0.

Trends, Events, and Uncertainties

            Development of new technologies or product solutions is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that we will have adequate capital to develop our technology or products to the extent needed to create future sales to sustain our operations.

            No assurance can be provided that our technology or products will be adopted, that we will ever earn revenue sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we can provide no assurance that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

            Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events, or uncertainties that are likely to have a material effect on our financial condition.

Item 8. Financial Statements and Supplementary Data

FLITWAYS TECHNOLOGY INC.

FINANCIAL STATEMENTS

December 31, 2016

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FlitWays Technology Inc.

We have audited the accompanying consolidated balance sheet of FlitWays Technology, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlitWays Technology Inc. as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations during the year ended December 31, 2016 and continues to have negative working capital at December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rose, Snyder & Jacobs LLP

Encino, California

April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
FlitWays Technology Inc.
Los Angeles, California

We have audited the accompanying balance sheet of FlitWays Technology Inc. as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we do not express an opinion thereon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FlitWays Technology Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations since inception and has limited working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SQUAR MILNER LLP

Newport Beach, California
October 14, 2016

FLITWAYS TECHNOLOGY INC.
Consolidated Balance Sheet
As of December 31,

	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$76,000	$7,000
Accounts receivable, net	11,000	7,000
Total current assets	87,000	14,000

Computers and software, net	-	2,000

Total Assets	$87,000	$16,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$495,000	$49,000
Deferred compensation - Officer	174,000	144,000
Line of credit – related party	86,000	-
Total current liabilities	755,000	193,000
Long-term Liabilities
Line of credit - related party	-	52,000
Total liabilities	755,000	245,000

Stockholders' Deficit
Common stock 52,429,281 and 20,000,000 shares issued and outstanding	52,000	20,000
Additional paid in capital	2,123,000	5,000
Accumulated deficit	(2,843,000)	(254,000)

Total Stockholders' Deficit	(668,000)	(229,000)

Total Liabilities and Stockholders' Deficit	$87,000	$16,000

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC.
Consolidated Statements of Operations
For the Years Ended December 31,

	2016	2015

Sales, net	$434,000	$337,000
Cost of sales	(364,000)	(271,000)
Gross profit	70,000	66,000

Operating expenses
Core technology and development expense	59,000	24,000
Officer compensation	79,000	72,000
General and administrative	2,515,000	86,000
Total operating expenses	2,653,000	182,000
Operating loss	(2,583,000)	(116,000)

Other Income (Expenses)
Interest expense	(6,000)	(4,000)

Net loss before income taxes	(2,589,000)	(120,000)

Provision for income taxes	-	-

Net loss	$(2,589,000)	$(120,000)

Loss per common share - Basic and Diluted	$(0.10)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	26,756,107	20,000,000

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC.
Consolidated Statement of Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance January 1, 2014	20,000,000	$20,000	$5,000	$(134,000)	$(109,000)
Net loss	-	-	-	(120,000)	(120,000)

Balance December 31, 2015	20,000,000	20,000	5,000	(254,000)	(229,000)

Issuance of shares for merger transaction	30,000,000	30,000	(30,000)	-	-
Issuance of shares for cash	1,179,281	1,000	304,000	-	305,000
Issuance of shares for services rendered	1,250,000	1,000	1,844,000	-	1,845,000
Net loss	-	-	-	(2,589,000)	(2,589,000)

Balance December 31, 2016	52,429,281	$52,000	$2,123,000	$(2,843,000)	$(668,000)

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31

	2016	2015

Cash Flows from Operating Activities
Net loss	$(2,589,000)	$(120,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for services	1,845,000	-
Depreciation	2,000	4,000
Changes in operating assets and liabilities
Accounts receivable	(4,000)	(5,000)
Accounts payable and accrued expenses	446,000	37,000
Deferred compensation - officer	30,000	72,000
Net cash used in operating activities	(270,000)	(12,000)

Cash Flows from Financing
Proceeds from the sale of stock	305,000	-
Advances line of credit - related party	34,000	5,000
Net cash provided by financing activities	339,000	5,000

Net Increase (Decrease) in Cash	69,000	(7,000)

Cash – Beginning of Year	7,000	14,000

Cash – End of Year	$76,000	$7,000

Supplemental Cash flow Information
Cash paid of income taxes	-	-
Cash paid for interest	-	-

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 1014

Note 1 - Nature of the Business and Summary of Significant Accounting Policies

Company
            Flitways Technology Inc., formerly known as Cataca Resources, Inc. (the “Company”), was incorporated in the State of Nevada as a for-profit company on December 11, 2012 and established a fiscal year end of December 31. The Company was initially engaged in the acquisition, exploration and development of natural resource properties. On September 7, 2016, the Company abandoned its mineral claim and entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Flitways Technology Inc. (“Flitways”). The Company refocused its efforts and is now involved in the “on demand” transportation business providing businesses and private traveler’s access to book and schedule ground transportation online or by mobile device. The Company gives travelers access to customizable travel rides through a network of ground travel providers. It incorporates ride booking into the travel industry by making travel ride booking available at various travel points of sale to allow travelers to book rides that fit their lifestyle online and on its mobile application. Effective November 9, 2016, the Company changed its name from Cataca Resources, Inc. to Flitways Technology Inc.

Merger Transaction

            On October 14, 2016 (“Closing Date”), Flitways completed a reverse recapitalization of Cataca Resources, Inc. (“Cataca”), a Nevada corporation. At the time of the reverse recapitalization, Cataca was considered a shell corporation with no revenues or significant assets. In connection with the merger transaction, Cataca issued 20,000,000 shares of its common stock in exchange for 100%, or 10,000,000 shares, of the issued and outstanding shares of Flitways. This share exchange resulted in the shareholders of Flitways obtaining a majority voting interest in Cataca.

            For financial reporting purposes, Flitways has been treated as the “acquirer” in the reverse recapitalization completed on the Closing Date. Accordingly, the assets and liabilities of Flitways are reported at their historical cost and the assets and liabilities of Cataca were recorded at their historical cost basis. The consolidated financial statements reported herein have been retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of Flitways. The 30,000,000 shares of common stock retained by the Cataca shareholders were reported as issued on the Closing Date.

Basis of Presentation

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $2,589,000 for the year ended December 31, 2016, and had an accumulated deficit of approximately $2,843,000 as of December 31, 2016. Since inception, the Company has financed its activities principally through loans from its majority shareholder and equity financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with development of its operating activities.

            These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

            The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of technology development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party contractors for ride services; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfil its development activities and generating a level of revenues adequate to support the Company’s cost structure. To support the Company’s financial performance, the Company’s majority shareholder has executed a line of credit to provide funding to the Company of not more than $200,000.

            There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2017 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s services, the quality of technology development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding to continue as a going concern through its major shareholder(s), or through other avenues.

Reclassification
            Certain amounts presented in the December 31, 2015 consolidated balance, consolidated statement of operations and consolidated cash flows have been reclassified to correspond to the presentation in the 2016 financial statements.

Financial Statement Presentation
            The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

Use of Estimates
            The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
            The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. As of December 31, 2016 and 2015, the Company did not have any cash equivalents.

Concentration of Credit Risk
            Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Accounts Receivable
            Accounts receivable are comprised of credit card settlements and receivables from travel partners and are stated at cost less an allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of the Company’s customers. Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. As of December 31, 2016 and 2015, no allowance for bad debt was considered necessary.

Property and Equipment
            Property and equipment are carried at cost less accumulated depreciation and amortization, and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are expensed as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. Software and Computer Equipment are depreciated over a period of three years.

Commitments and Contingencies
            In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environment liability and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated.

Fair Value Measurements
            The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures.

            ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

            Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

            Level 2 - inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

            Level 3 - inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

            On a Recurring Basis
            A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

            As of December 31, 2016 and 2015, the Company had no financial assets and liabilities carried at fair value.

            Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

Accounting for Stock-Based Compensation
            Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

            Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

            We determined that the Black-Scholes Option Pricing Model is the most appropriate method for determining the estimated fair value for stock options or warrants. The Black-Scholes Model requires the use of highly subjective and complex assumptions that determine the fair value of share-based awards, including the equity instrument’s expected term and the price volatility of the underlying stock.

Segment Information
            Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its senior management team. The Company has one operating segment that is dedicated to the “on demand” transportation business providing businesses and private traveler’s access to book and schedule ground transportation online or by mobile device.

Revenue Recognition
            Revenues are generally recognized when an agreement exists and price is determinable, the service has been rendered, net of discounts, returns and allowance and collectability is reasonably assured. These conditions are typically met when the trip has been completed. The Company utilizes third parties as transportation providers for customers. The Company, acting as principal as the Company is the primary obligor in the arrangement with its customers, has latitude in establishing pricing, the Company customizes the services required to the particular customer needs, has discretion in selection of transportation providers, and assumes all credit risk in its transactions.

Cost of Sales
            Cost of sales includes cost of the various transportation providers and merchant fees related to each transaction.

Income Taxes
            The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

            We must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, we establish a valuation allowance. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2016 and 2015. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about its future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

            We recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. We do not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of fiscal year end December 31, 2016 or 2015, nor were any penalties or interest costs included in expense for the years ended December 31, 2016 and 2015.

            The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2014 through 2016 for federal purposes and 2014 through 2016 for state purposes.

Advertising Costs
            The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $9,000 and $11,000 for the years ended December 31, 2016 and 2015, respectively.

Comprehensive Income (Loss)
            Comprehensive income (loss) represents the change in shareholders’ equity (deficit) of an enterprise, other than those resulting from shareholder transactions. Accordingly, comprehensive income (loss) may include certain changes in shareholders’ equity (deficit) that are excluded from net income (loss). For the years ended December 31, 2016 and 2015, the Company’s comprehensive loss is the same as its net loss.

Basic and Diluted Net Loss per Common Share
            Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Significant Recent Accounting Pronouncements

            In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.

            In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

            In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items in the statement of cash flows including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, will require adoption on a retrospective basis and will be effective for the Company on January 1, 2018. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

            In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments within this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the amendments within this ASU but not prior to the fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). However, a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

            In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is designed to address simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this ASU is permitted and would be applied on a retrospective basis back to the beginning of fiscal year that included any such interim period in which early adoption was elected. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

            In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance in Topic 840. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

            In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

            In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

            In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

            In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

•	ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;

•	ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and

•	ASU No. 2016-19, Technical Corrections and Improvements

Note 2 –Computers and Software

            Computers and software consisted of the following as of December 31,:

	2016	2015
Software	$10,000	$10,000
Equipment	1,000	1,000
	11,000	11,000
Accumulated depreciation	(11,000)	(9,000)
Property and equipment, net	$-	$2,000

Depreciation expense for the years ended, December 31, 2016 and 2015 was $2,000 and $4,000.

Note 3 - Accounts Payable and Accrued Liabilities

               Accounts payable and accrued liabilities consisted of the following as of December 31,

	2016	2015
Accounts payable	$96,000	$43,000
Accrued expense	27,000	-
Interest payable - related party	12,000	6,000
Accrued compensation	360,000	-
Total accounts payable and accrued liabilities	$495,000	$49,000

Note 4 – Line of credit – Related Party

            On December 31, 2013, the Company entered into an unsecured line of credit agreement with a credit limit of up to $200,000 with an officer and a stockholder, bearing interest at a fixed rate of 7.5% per annum. Net advances and any accrued and unpaid interest are due no later than December 2017. The outstanding balance on the line of credit at December 31, 2016 and 2015 was $86,000 and $52,000, respectively, and accrued and unpaid interest was $12,000 and $7,000 as of December 31, 2016 and 2015, respectively.

Note 5 – Stockholders Equity

            The Company is authorized to issue 75 million shares of common stock, $0.001 par value per share. Common stock holders are entitled to one vote per share. The Company has no other class of shares authorized.

            The capital structure has been adjusted retrospectively to account for the recapitalization resulting from the merger transaction.

            In 2016, the Company entered into agreements for consulting services from September 2016 through February 2017, under which the Company was to issue 6,000,000 shares of common stock. The Company recognized $360,000 of expense related to these services in 2016. The 6,000,000 shares were subsequently issued in February 2017.

            Share-based payments to nonemployees for services provided to the Company totaled $1,490,000 and $0 for the years ended December 31, 2016 and 2015, respectively. Share based payments to employees totaled $355,000 and $0 for the years ended December 31, 2016 and 2015, respectively.

Note 6 - Commitments and Contingencies

Operating Lease

            The Company rents office space from an unrelated party on a month-to-month basis. For the years ended December 31, 2016 and 2015, rent expense amounted to $19,000 and $12,000, respectively

Litigation

            During the ordinary course of business, the Company is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Note 7 - Income Tax

            The Company had no deferred tax provision for the years ended December 31, 2016 and 2015 due to a full valuation allowance on its net deferred tax assets. At December 31, 2016 and 2015, the Company had cumulative federal and state net operating loss carry forwards of approximately $2,500,000 and $120,000, respectively, which begin to expire in 2034.

            The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning.

            Components of net deferred taxes, including a full valuation allowance, consisted of the follows at December 31,:

	2016	2015

Deferred tax assets:
Net operating loss carryforward	$1,028,000	$47,000
Stock based compensation	154,000	-
State tax - deferred	(81,000)	-
Total deferred tax assets	1,101,000	47,000
Less: Valuation allowance	(1,101,000)	(47,000)

Net deferred tax assets	$-	$-

            The Company reorganized from a sole proprietorship to a corporation in October 2014. Accordingly, net operating losses that were incurred prior to the reorganization were not carried over to the corporation. The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $1,101,000 and $47,000, respectively. The net operating losses will begin to expire in 2034. Management believes it is more likely than not that the deferred tax assets as of December 31, 2016 will not be realized based on the management’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized. Therefore, full valuation allowances were set up for these deferred tax assets as of December 31, 2016 and 2015.

            For the years ended December 31, 2016 and 2015, the Company’s effective tax rate differs from the federal statutory rate due to state income taxes, nondeductible expenses, and the full valuation allowance.

Note 8 -  Subsequent Events

            In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through April 15, 2017, the date the financial statements were available to be issued. The following events occurred after December 31, 2016

            Issued 6,000,000 shares of the Company’s common stock to settle deferred compensation expense of approximately $360,000 outstanding as of December 31, 2016.

            In March 2017, the Company entered issued two convertible promissory notes both in the amount of $110,000 for an aggregate principal amount of $220,000 (the “Notes”). The Notes accrue interest at 10% per annum with the principal and accrued interest due and payable in October 2017. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. Each holder was issued a warrant to purchase 187,500, for a total of 375,000, of the Company’s common stock with a strike price of $0.12 per share, subject to adjustments. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the conversion rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the company loses the bid. There is also an adjustment if the stock becomes chilled, or in the case of dilutive issuances.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of December 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to inadequate internal controls over financial reporting, and the lack of segregation of duties in our financial reporting process. We do not have a separately designated audit committee. These weaknesses are due to our lack of excess working capital required to hire additional resources. To remedy these material weaknesses, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Rose Snyder & Jacobs LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our current directors and officers are as follows:

Name	Age	Position
Tobi Mac Aro	32	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Tobi Mac Aro, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Aro earned his MBA in Technology Management in 2010 through the California State University MBA Program. Over the last 12 years, he has worked in a wide variety of professional capacities in both private and public sectors, different business industries as a Business Technologist that includes bringing technology product to life and enhance products to increase sales performance and growth. Mr. Aro has served as a consultant for various corporations, including a stint as a Business Product Growth Consultant for Chevron Inc. from July 2014 – December 2014, where he was served as a liaison between the functional and technical requirements as well as the execution of those requirements in the deliverables, including working with the technical and business teams to prepare the quality assurance testing plans and validation of the sprint goals. Also, Mr. Aro served as a Business Analyst Consultant for Northrop Grumman & Boeing from April 2013 – September 2014, where he coordinated with senior customer management regarding board reviews and team compliance with policy. Mr. Aro was a Business Systems Analyst for Timac Solutions from February 2011 – 2013, where his responsibilities included determining the operational objectives by studying business functions; gathering information; evaluating output requirements and formats. Designing new system applications by analyzing requirements; constructing workflow charts and diagrams; studying system capabilities; writing specifications. Mr. Aro, founded Flitways Technology Inc. in January 2013 and has been the company’s CEO and Director since that time.

Mr. Aro does not currently serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2016 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Pink Sheets are not currently required to implement a code of ethics.

Director Nominees

As of December 31, 2016 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2016.

Summary Compensation

						Non-Equity	Non-qualified
						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensati
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	on	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tobi Mac Aro,
President, CEO, CFO,	2016	79,000	0	0	0	0	0	0	0
Secretary, Treasurer
and Director
	2015	72,000	0	0	0	0	0	0	0

Mr. Aro spends approximately 100% of his time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, we did not have any unexercised stock options held by any of our shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of March 24, 2017, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 24, 2017, there were 58,429,281 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Tobi Mac Aro (1)
	400 Corporate Pointe, Suite 300	32,600,000	55.8%
	Culver City, CA 90230

	All Executive Officers and Directors as a Group	32,600,000	55.8%

(1)	Tobi Mac Aro is our President CEO, CFO Secretary, Treasurer and a Director.

(2)	Calculated based on issued and outstanding shares of 58,429,281 as March 24, 2017.

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation. Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of December 31, 2016 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The OTC Pink Sheets on which our common shares are listed on does not have any director independence requirements. We also do not have a definition of independence as our directors also hold positions executive officer positions with us. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regards to this definition.

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Rose, Snynder & Jacobs, LLP and Squar Milner LLP for the years ended December 31, 2016 and 2015, respectively and any other fees billed for other services rendered during that period.

	Year ended December 31,	Year ended December 31,
	2016	2015
Description of Service	($)	($)
Audit fees	15,000	42,000
Audit-related fees	-	5,696
Tax fees	-	5,200
All other fees	-	-
Total	15,000	52,896

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2016

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit	Exhibit
Number	Description
4.1	Convertible promissory note - March 2, 2017
4.2	Convertible promissory note - March 6, 2017
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLITWAYS TECHNOLOGY INC.

Date: April 17, 2017	By:	/s/ Tobi Mac Aro
Tobi Mac Aro
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tobi Mac Aro	President, Chief Executive Officer,	April 17, 2017
Tobi Mac Aro	Secretary, Treasurer, Chief Financial
Officer and Director