Form 10-Q
period 2017-03-31
Flitways Technology Inc.
filed 2017-05-19
CIK 1582919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2017, the registrant had 58,529,281 shares of common stock outstanding

FLITWAYS TECHNOLOGY INC.

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

FLITWAYS TECHNOLOGY INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 98,000	$ 76,000
Accounts receivable, net	19,000	11,000
Total Current Assets	$ 117,000	$ 87,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 124,000	$ 495,000
Deferred compensation – officer	180,000	174,000
Line of credit – related party	79,000	86,000
Convertible promissory notes, net of discounts	38,000	-
Derivative liability	34,000	-
Total Current Liabilities	455,000	755,000

Stockholders' Deficit
Common stock: 75,000,000 shares authorized or $0.001 par value;
58,529,281 and 52,429,281 shares issued and outstanding	58,000	52,000
Additional paid in capital	2,971,000	2,123,000
Accumulated deficit	(3,367,000)	(2,843,000)

Total Stockholders' Deficit	(338,000)	(688,000)

Total Liabilities and Stockholders' Deficit	$ 117,000	$ 87,000

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2017	2016

Revenues, net	$ 203,000	$ 85,000
Cost of revenues	118,000	50,000
Gross profit	85,000	35,000

Operating expenses
Core technology and development expenses	27,000	15,000
Officer compensation	30,000	20,000
General and administrative expenses	542,000	24,000
Total operating expenses	599,000	59,000

Loss from operations	(514,000)	(24,000)

Other income (expense)
Interest expense	(29,000)	(1,000)
Change in fair value of derivative liability	19,000	-
Total other income (expense)	(10,000)	(1,000)

Loss before provision for income taxes	(524,000)	(25,000)

Provision for income taxes	-	-

Net loss	$ (524,000)	$ (25,000)

Loss per common share - basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of share outstanding - basic and diluted	56,416,921	20,000,000

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2017	2016

OPERATING ACTIVITIES
Net loss	$ (524,000)	$ (25,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	26,000	-
Change in fair value of derivative liability	(19,000)	-
Shares issued for services	731,000	-
Changes in operating assets and liabilities
Accounts receivable	(8,000)	5,000
Accounts payable and accrued liabilities	(371,000)	11,000
Deferred compensation - officer	6,000	7,000
Net cash used in operating activities	(159,000)	(2,000)

FINANCING ACTIVITIES
(Payment) Proceeds - line of credit - related party	(7,000)	4,000
Proceeds from the issuance of convertible promissory notes, net	188,000	-
Net cash provided by financing activities	181,000	4,000

NET INCREASE (DECREASE) IN CASH	22,000	2,000

CASH AT BEGINNING OF PERIOD	76,000	7,000

CASH AT END OF PERIOD	$ 98,000	$ 9,000

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2017

Note 1 - Nature of the business and Summary of Significant Account Policies

Flitways Technology Inc. (the “Company”), was incorporated in the State of Nevada on December 11, 2012 and established a fiscal year end of December 31. The Company is involved in the “on demand” transportation business providing businesses and private traveler’s access to book and schedule ground transportation online or by mobile device. The Company gives travelers access to customizable travel rides through a network of ground travel providers. It incorporates ride booking into the travel industry by making travel ride booking available at various travel points of sale to allow travelers to book rides that fit their lifestyle online and on its mobile application.

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $524,000 for the three months ended March 31, 2017, and had an accumulated deficit of approximately $3,367,000 as of March 31, 2017. Since inception, the Company has financed its activities principally through debt financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party, suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund its operations and generating a level of revenues adequate to support the Company’s cost structure. During the three months ended March 31, 2017, the Company issued convertible promissory notes in the principal amount of $220,000.

The Company will need to raise debt and equity financing in the future in order to continue its operations, however, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. If results of operations for 2017 do not meet management’s expectations, or additional capital is not available, management believes the Company has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for the Company’s products and services, the success of product development efforts, the management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will need to raise additional funding to continue as a going concern from investors or through other avenues.

Basis of Consolidation and Reclassifications:

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiary. Intercompany transactions, profits, and balances are eliminated in consolidation.

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. The reclassifications had no impact on net loss or total assets and liabilities.

Fair Value Measurement:

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Financial assets and liabilities carried at fair value, measured on a recurring basis as follows:

	March 31, 2017
Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative liability on warrants	-	-	52,000	(19,000)
Total	$ -	$ -	$ 52,000	$ (19,000)

Our Level 3 fair value liabilities represent the fair value of warrants recorded related to the convertible notes issued during the three months ended March 31, 2017. The change in the balance of the warrant liability during the three months ended March 31, 2017 was calculated using the Black-Scholes Model, which is classified as gain on change in derivative liability in the consolidated statement of operations. The Black-Scholes Model does take into consideration the Company’s stock price, historical volatility, and risk-free interest rate.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company does not believe that the adoption of ASU No. 2017-4 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. The Company does not believe that the adoption of ASU No. 2017-01 will have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 2 -  Convertible Promissory Notes

As of March 31, 2017, convertible promissory notes payable, net consisted of the following:

Principal	$ 220,000
Debt issuance cost	(33,000)
Discount for warrants issued	(52,000)
Discount for beneficial conversion feature	(123,000)
Amortization	26,000
Notes payable, net	$ 38,000

In March 2017, the Company issued two convertible promissory notes both in the amount of $110,000 for an aggregate principal amount of $220,000 (the “Notes”). The total proceeds were approximately $197,000, due to approximately $23,000 for debt issuance costs. Also, the Company paid a one-time fee of $10,000 to a consultant related to services provide associated the Notes. The Notes accrue interest at 10% per annum with the principal and accrued interest due and payable in October 2017. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. Each holder was issued a warrant to purchase 187,500, for a total of 375,000, of the Company’s common stock with an exercise price of $0.12 per share, subject to adjustments. There is an adjustment to the exercise price if an and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the company loses the bid. There is also an adjustment if the stock becomes chilled, or in the case of dilutive issuances.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value $52,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 429% - 434%, rate of quarterly dividends 0% and a risk free interest rate of 2.02% - 2.03%

The Notes embedded conversion price of $0.10 was below market rate on the date of issuance. The discount allocated to the beneficial conversion feature was approximately $123,000.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amount between the Notes, debt issuance costs, warrants and beneficial conversion feature. The debt issuance cost of $33,000, the fair value of the warrants issued of $52,000 and the embedded beneficial conversion of $123,000 are being amortized and expensed over the term of the loans. For the three months ended March 31, 2017, the amortization expense was approximately $26,000.

Note 3 – Stockholder’s Deficit

In 2016, the Company entered into agreements for consulting services from September 2016 through February 2017, under which the Company was to issue 6,000,000 shares of common stock. The Company recognized $360,000 of expense related to these services in 2016. For the three months ended March 31, 2017, the recognized an additional expense of $360,000 related to these services and issued 6,000,000 shares of common stock.

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

RESULTS OF OPERATIONS

Revenues, net for the three months ended March 31, 2017 increased by 138.8% to $203,000 as compared to $85,000 for 2016. The increase in revenue, net is contributable to an overall increase in business. The Company continues to expand its business.

            Gross profit for the three months ended March 31, 2017 increased by 142.9% to $85,000 as compared to $35,000 for 2016. Our cost of sales is comprised of (i) fees paid to the contract drivers, (ii) fees paid for the credit card processing services and (iii) cost of maintaining our call centers. The increase in gross profit is contributable to our ability to increase price to our customers and negotiate competitive rates with our contract drivers.

            Core technology and development expenses for the three months ended March 31, 2017 increased by 80.0% to $27,000 as compared to $15,000 for 2016. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

            Officer salary for the three months ended March 31, 2017 increased by 50.0% to $30,000 as compared to $20,000 for 2016. The increase in officer salary is attributable to a contractual annual salary increase for 2017.

            General and administrative expenses for the three months ended March 31, 2017 increased by 2,158.3% to $542,000 as compared to $24,000 for 2016. The increase in our general and administrative expense is attributable to (i) increase in employee related cost of approximately $25,000, (ii) consulting expenses related to corporate structure of approximately $466,000, which includes approximately $371,000 for fair value of shares issued to consultants and (iii) the remaining increase of approximately $27,000 is attributable to the additional cost we incurred for accounting, auditing, consulting and legal services related to our status of being public company filing with U.S. Securities and Exchange Commission.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2017, net cash used in operating activities was $168,000, compared to $2,000 for the three months ended March 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from related party advancements and issuance of convertible notes payable. For the three months ended March 31, 2017 net cash provided by financing activities was $190,000 compared to the three months ended March 31, 2016, which was $4,000. During the three months ended March 31, 2017, we issued convertible promissory notes for gross proceeds of $197,000.

Liquidity and Capital Resources

As at March 31,2017 our current liabilities exceed our current assets by approximately $338,000, which was comprised of accounts payable and accrued liabilities of approximately $124,000, deferred compensation of approximately $180,000 and convertible notes payable of approximately $38,000

These condensed financial statements have been prepared on the assumption that we have the ability to continue as a going concern. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at March 31, 2017, have an accumulated deficit of approximately $3,367,000 that creates substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of May 17, 2016, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended March 31, 2017, the Company issued 6,100,000 shares of common stock for consulting services rendered.

We issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended.

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

FLITWAYS TECHNOLOGY INC.
(REGISTRANT)

Date: May 19, 2017	/s/ Tobi Mac Aro
Tobi Mac Aro
President, Chief Executive Officer, Chief
Financial Officer and Director
(Authorized Officer for Registrant)