Form 10-Q
period 2017-06-30
Flitways Technology Inc.
filed 2017-08-21
CIK 1582919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [   ]        Smaller reporting company [ X]      Emerging growth Company [  ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2017, the registrant had 58,529,281 shares of common stock outstanding

FLITWAYS TECHNOLOGY INC.

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

FLITWAYS TECHNOLOGY INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 83,000	$ 76,000
Accounts receivable, net	17,000	11,000
Total Current Assets	$ 100,000	$ 87,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 312,000	$ 495,000
Deferred compensation – officer	186,000	174,000
Line of credit – related party	71,000	86,000
Convertible promissory notes, net of discounts	200,000	-
Derivative liability	67,000	-
Total Current Liabilities	836,000	755,000

Stockholders' Deficit
Common stock: 75,000,000 shares authorized or $0.001 par value;
59,829,281 and 52,429,281 shares issued and outstanding	59,000	52,000
Additional paid in capital	3,075,000	2,123,000
Accumulated deficit	(3,870,000)	(2,843,000)

Total Stockholders' Deficit	(736,000)	(688,000)

Total Liabilities and Stockholders' Deficit	$ 100,000	$ 87,000

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
	2017	2016	2017	2016

Revenues, net	$ 263,000	$ 88,000	$ 466,000	$ 173,000
Cost of revenues	(236,000)	(62,000)	(354,000)	(112,000)
Gross profit	27,000	26,000	112,000	61,000

Operating expenses
Core technology and development expenses	40,000	-	67,000	15,000
Officer compensation	30,000	16,000	60,000	36,000
General and administrative expenses	336,000	39,000	878,000	63,000
Total operating expenses	406,000	55,000	1,005,000	114,000

Loss from operations	(379,000)	(29,000)	(893,000)	(53,000)

Other income (expense)
Interest expense	(104,000)	(8,000)	(133,000)	(9,000)
Change in fair value of derivative liability	(20,000)	-	(1,000)	-
Total other income (expense)	(124,000)	(8,000)	(134,000)	(9,000)

Loss before provision for income taxes	(503,000)	(37,000)	(1,027,000)	(62,000)

Provision for income taxes	-	-	-	-

Net loss	(503,000)	(37,000)	(1,027,000)	(62,000)

Loss per common share - basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)
Weighted average number of share
Outstanding – basic and diluted	59,163,347	20,000,000	57,805,392	20,000,000

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2017	2016

OPERATING ACTIVITIES
Net loss	$ (1,027,000)	$ (62,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	122,000	-
Change in fair value of derivative liability	1,000	-
Shares issued for services	827,000	-
Changes in operating assets and liabilities
Accounts receivable	(6,000)	6,000
Accounts payable and accrued liabilities	(183,000)	8,000
Deferred compensation - officer	12,000	36,000
Net cash used in operating activities	(254,000)	(10,000)

FINANCING ACTIVITIES
(Payment) Proceeds - line of credit - related party	(15,000)	8,000
Proceeds from the issuance of convertible promissory notes, net	276,000	-
Net cash provided by financing activities	261,000	8,000

NET INCREASE (DECREASE) IN CASH	7,000	(2,000)

CASH AT BEGINNING OF PERIOD	76,000	7,000

CASH AT END OF PERIOD	$ 83,000	$ 5,000

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2017

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

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $1,027,000 for the six months ended June 30, 2017, and had an accumulated deficit of approximately $3,870,000 as of June 30, 2017. Since inception, the Company has financed its activities principally through debt financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party, suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund its operations and generating a level of revenues adequate to support the Company’s cost structure. During the six months ended June 30, 2017, the Company issued convertible promissory notes in the aggregate principal amount of $330,000, with net proceeds of $276,000.

The Company will need to raise debt and equity financing in the future in order to continue its operations; however, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. If results of operations for 2017 do not meet management’s expectations, or additional capital is not available, management believes the Company has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for the Company’s products and services, the success of product development efforts, the management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will need to raise additional funding to continue as a going concern from investors or through other avenues.

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

Financial assets and liabilities carried at fair value, measured on a recurring basis as follows:

	June 30, 2017
Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative liability on warrants	-	-	67,000	(1,000)
Total	$ -	$ -	$ 67,000	$ (1,000)

Our Level 3 fair value liabilities represent the fair value of warrants recorded related to the convertible notes issued during the six months ended June 30, 2017. The change in the balance of the warrant liability during the six months ended June 30, 2017 was calculated using the Black-Scholes Model, which is classified as gain on change in derivative liability in the consolidated statement of operations. The Black-Scholes Model does take into consideration the Company’s stock price, historical volatility, and risk-free interest rate.

The following table provides a summary of the changes in fair value of the Company’s warrants, which are Level 3 liabilities as of June 30, 2017:

Balance at January 1, 2016	$ -
Fair value of warrants issued	66,000
Change in value of warrants	1,000

Balance at June 30, 2017	67,000

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The amendments are effective for all entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

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

Note 2 -  Convertible Promissory Notes

As of June 30, 2017, convertible promissory notes payable, net consisted of the following:

Principal	$ 330,000
Debt issuance cost	(54,000)
Discount for warrants issued	(67,000)
Discount for beneficial conversion feature	(132,000)
Amortization	123,000
Notes payable, net	$ 200,000

In March 2017, the Company issued two convertible promissory notes both in the amount of $110,000 for an aggregate principal amount of $220,000 (the “March Notes”). The total proceeds were approximately $197,000, due to approximately $23,000 for debt issuance costs. Also, the Company paid a one-time fee of $10,000 to a consultant related to services provided associated with the March Notes. The March Notes accrue interest at 10% per annum with the principal and accrued interest due and payable in October 2017. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. Each holder was issued a warrant to purchase 187,500 shares, for a total of 375,000 shares, of the Company’s common stock with an exercise price of $0.12 per share, subject to adjustments. There is an adjustment to the exercise price if an and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid. There is also an adjustment if the stock becomes chilled or in the case of dilutive issuances.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value of $52,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 429% - 434%, rate of quarterly dividends 0% and a risk free interest rate of 2.02% - 2.03%

The March Notes embedded conversion price of $0.10 was below market rate on the date of issuance. The discount allocated to the beneficial conversion feature was approximately $123,000.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amount between the March Notes, debt issuance costs, warrants and beneficial conversion feature. The debt issuance cost of $33,000, the fair value of the warrants issued of $52,000 and the embedded beneficial conversion of $123,000 are being amortized and expensed over the term of the loans. For the six months ended June 30, 2017, the amortization expense was approximately $115,000.

In May 2017, the Company issued a convertible promissory note in the amount of $110,000 (the “May Note”). The total proceeds were approximately $99,000, due to approximately $11,000 for debt issuance costs. Also, the Company paid a one-time fee of $10,000 to a consultant related to services provided associated with the May Note. The May Note accrues interest at 10% per annum with the principal and accrued interest due and payable in December 2017. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. The holder was issued a warrant to purchase 187,500 shares of the Company’s common stock with an exercise price of $0.12 per share, subject to adjustments. There is an adjustment to the exercise price if an and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid. There is also an adjustment if the stock becomes chilled or in the case of dilutive issuances.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value $14,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 332%, rate of quarterly dividends 0% and a risk free interest rate of 1.79%

The Notes embedded conversion price of $0.10 was below market rate on the date of issuance. The discount allocated to the beneficial conversion feature was approximately $9,000.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amount between the March Notes, debt issuance costs, warrants and beneficial conversion feature. The debt issuance cost of $21,000, the fair value of the warrants issued of $14,000 and the embedded beneficial conversion of $9,000 are being amortized and expensed over the term of the loans. For the six months ended June 30, 2017, the amortization expense was approximately $7,000.

Note 3 – Stockholder’s Deficit

In 2016, the Company entered into agreements for consulting services from September 2016 through February 2017, under which the Company agreed to issue 6,000,000 shares of common stock. The Company recognized $360,000 of expense related to these services in 2016. For the six months ended June 30, 2017, the Company recognized an additional expense of $360,000 related to these services, and issued 6,000,000 shares of common stock.

In May 2017, the Company entered into an agreement for consulting and marketing services. As part of the agreement, the consultant will be compensated with the issuance of 1,750,000 shares of the Company’s common stock (“Award Shares”). The Award Shares vest on the following dates: 700,000 on May 22, 2017, 210,000 shares on each of the following dates, July 7, 2017, August 4, 2017, September 1, 2017, September 9, 2017 and October 27, 2017, provided the consultant continues to provide services on such dates. Any of the Award Shares which become vested shall be issued and delivered to the consultant on the dates specified above. The Company will account for the Award Shares using the graded vesting method with the total value of the Award Shares calculated on the date the Award Shares are issued to the consultant. For accounting purposes, the Award Shares will be revalued at each reporting date with the final Award Shares value being the date the Award Shares are delivered to the consultant. The Company recorded an expense of $49,000 for the issuance of the 700,000 shares. Also, the Company recorded an expense and accrued liability of approximately $58,000 during the quarter ended June 30, 2017 for the fair value of the unissued shares.

Also in May 2017, the Company entered into an agreement for financing consulting services for a period of six months. As part of the consultant was to receive 1,200,000 shares of the Company’s common stock with 600,000 shares issued upon the execution of the agreement and the remaining 600,000 shares issued 90 days from the execution of the agreement.  The Company issued the first tranche of shares, but the contract was canceled prior to the issuance of the second tranche. For the six month ended June 30, 2017, the Company recorded an expense of approximately $48,000 for the fair value of the shares issued. The fair value was determined based on the fair market value of the Company’s common stock on the date of issuance.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", “the Company”, and "FlitWays" mean FlitWays Technology Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

RESULTS OF OPERATIONS

For the three months ended June 30, 2017

Revenues, net for the three months ended June 30, 2017 increased by 199% to $263,000 as compared to $88,000 for 2016. The increase in revenue, net is contributable to an overall increase in business. The Company continues to expand its business.

            Gross profit for the three months ended June 30, 2017 increased by 4% to $27,000 as compared to $26,000 for 2016. Our cost of sales is comprised of (i) fees paid to the contract drivers, (ii) fees paid for the credit card processing services and (iii) cost of maintaining our call centers. The increase in gross profit is contributable to our ability to increase price to our customers and negotiate competitive rates with our contract drivers.

            Core technology and development expenses for the three months ended June 30, 2017 increased by 100% to $40,000 as compared to $0 for 2016. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

            Officer salary for the three months ended June 30, 2017 increased by 88% to $30,000 as compared to $16,000 for 2016. The increase in officer salary is attributable to a contractual annual salary increase for 2017.

            General and administrative expenses for the three months ended June 30, 2017 increased by 762% to $336,000 as compared to $39,000 for 2016. The increase in our general and administrative expense is attributable to (i) increase in employee related cost of approximately $28,000, (ii) consulting expenses related to corporate structure of approximately $167,000, which includes approximately $153,000 for fair value of shares issued and to be issued to consultants (iii) a general increase of approximately $12,000, and (iv) the remaining increase of approximately $90,000 is related to accounting, auditing, consulting and legal services arising from our status of being public company filing with U.S. Securities and Exchange Commission.

For the six months ended June 30, 2017

Revenues, net for the six months ended June 30, 2017 increased by 169% to $466,000 as compared to $173,000 for 2016. The increase in revenue, net is contributable to an overall increase in business. The Company continues to expand its business.

            Gross profit for the six months ended June 30, 2017 increased by 84% to $112,000 as compared to $61,000 for 2016. Our cost of sales is comprised of (i) fees paid to the contract drivers, (ii) fees paid for the credit card processing services and (iii) cost of maintaining our call centers. The increase in gross profit is contributable to our ability to increase price to our customers and negotiate competitive rates with our contract drivers.

            Core technology and development expenses for the six months ended June 30, 2017 increased by 346% to $67,000 as compared to $15,000 for 2016. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

            Officer salary for the six months ended June 30, 2017 increased by 67% to $60,000 as compared to $36,000 for 2016. The increase in officer salary is attributable to a contractual annual salary increase for 2017.

            General and administrative expenses for the six months ended June 30, 2017 increased by 1,294% to $878,000 as compared to $63,000 for 2016. The increase in our general and administrative expense is attributable to (i) increase in employee related cost of approximately $63,000, (ii) consulting expenses related to corporate structure of approximately $607,000, which includes approximately $525,000 for fair value of shares issued and to be issued to consultants (iii) $21,000 increase in general expenses, and (iv) the remaining increase of approximately $124,000 is related to accounting, auditing, consulting and legal services arising from our status of being public company filing with U.S. Securities and Exchange Commission.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2017, net cash used in operating activities was $254,000, compared to $10,000 for the six months ended June 30, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from related party advancements and issuance of convertible notes payable. For the six months ended June 30, 2017 net cash provided by financing activities was $261,000 compared to the six months ended June 30, 2016, which was $8,000. During the six months ended June 301, 2017, we issued convertible promissory notes for net proceeds of $276,000.

Liquidity and Capital Resources

As at June 30, 2017 our current liabilities exceed our current assets by approximately $736,000, which was comprised of accounts payable and accrued liabilities of approximately $312,000, deferred compensation of approximately $186,000, convertible notes payable of approximately $200,000, line of credit – related party of approximately $71,000 and derivative liability of approximately $67,000.

These condensed financial statements have been prepared on the assumption that we have the ability to continue as a going concern. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at June 30, 2017, and have an accumulated deficit of approximately $3,870,000 that creates substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of June 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the date of filing this quarterly report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of August 21, 2017, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2017, the Company issued 1,300,000 shares of common stock for consulting services rendered.

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

FLITWAYS TECHNOLOGY INC.
(REGISTRANT)

Date: August 21, 2017	/s/ Tobi Mac Aro
Tobi Mac Aro
President, Chief Executive Officer, Chief
Financial Officer and Director
(Authorized Officer for Registrant)