Form 10-Q
period 2017-09-30
Flitways Technology Inc.
filed 2017-12-05
CIK 1582919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-55316

FLITWAYS TECHNOLOGY INC.

(Name of Small Business Issuer in its charter)

Nevada	47-2489112
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

600 Corporate Pointe, Suite 5500
Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

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

Yes [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 4, 2017, the registrant had 61,649,281 shares of common stock outstanding.

FLITWAYS TECHNOLOGY INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Flitways Technology, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," “Flitways” “FTWS,” "our," "us," the "Company," refers to Flitways Technology Inc.

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

 Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2017 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	F-2

Condensed Consolidated Statements of Operations (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5

FLITWAYS TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 29,000	$ 76,000
Accounts receivable, net	32,000	11,000
Prepaid expenses	20,000	-
Total Current Assets	81,000	87,000
Other assets	47,000	-
Total Assets	$ 128,000	87,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 573,000	$ 495,000
Deferred compensation – officer	195,000	174,000
Line of credit – related party	18,000	86,000
Convertible promissory notes, net of discounts	495,000	-
Derivative liability	882,000	-
Total Current Liabilities	2,163,000	755,000

Stockholders' Deficit
Common stock: 500,000,000 shares authorized or $0.001 par value;
60,249,281 and 52,429,281 shares issued and outstanding	60,000	52,000
Additional paid in capital	3,147,000	2,123,000
Accumulated deficit	(5,242,000)	(2,843,000)

Total Stockholders' Deficit	(2,035,000)	(668,000)

Total Liabilities and Stockholders' Deficit	$ 128,000	$ 87,000

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 31, 2017 and 2016

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	2017	2016	2017	2016

Revenues, net	$ 318,000	$ 85,000	$ 784,000	$ 258,000
Cost of revenues	296,000	91,000	650,000	203,000
Gross profit	22,000	(6,000)	134,000	55,000

Operating expenses
Core technology and development expenses	39,000	18,000	106,000	33,000
Officer compensation	30,000	18,000	90,000	54,000
General and administrative expenses	282,000	30,000	1,160,000	93,000
Total operating expenses	351,000	66,000	1,356,000	180,000

Loss from operations	(329,000)	(72,000)	(1,222,000)	(125,000)

Other income (expense)
Interest expense	(130,000)	(1,000)	(263,000)	(10,000)
Financing expense	(938,000)	-	(938,000)	-
Change in fair value of derivative liability	25,000	-	24,000	-
Total other income (expense)	(1,043,000)	(1,000)	(1,177,000)	(10,000)

Loss before provision for income taxes	(1,372,000)	(73,000)	(2,399,000)	(135,000)

Provision for income taxes	-	-	-	-

Net loss	(1,372,000)	(73,000)	(2,399,000)	(135,000)

Loss per common share - basic and diluted	$ (0.02)	$ (0.00)	$ (0.04)	$ (0.01)

Weighted average number of share outstanding -
basic and diluted	60,016,455	20,000,000	58,553,252	20,000,000

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2017	2016

OPERATING ACTIVITIES
Net loss	$ (2,399,000)	$ (135,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		2,000
Amortization of debt discounts	242,000	-
Change in fair value of derivative liability	(24,000)	-
Shares issued for services	882,000	-
Fair value of derivative liability expensed at inception	823,000	-
Commitment fee	115,000	-
Changes in operating assets and liabilities
Accounts receivable	(21,000)	5,000
Prepaid expenses	(20,000)	-
Accounts payable and accrued liabilities	78,000	99,000
Deferred compensation - officer	21,000	29,000
Net cash used in operating activities	(303,000)	-

INVESTING ACTIVITIES
Other assets	(47,000)	-
Net cash used in investing activities	(47,000)	-

FINANCING ACTIVITIES
(Payment) Proceeds - line of credit - related party	(68,000)	12,000
Proceeds from the issuance of convertible promissory notes, net	371,000	-
Net cash provided by financing activities	303,000	12,000

NET INCREASE (DECREASE) IN CASH	(47,000)	12,000

CASH AT BEGINNING OF PERIOD	76,000	7,000

CASH AT END OF PERIOD	$ 29,000	$ 19,000

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2017

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

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $2,399,000 for the nine months ended September 30, 2017, and had an accumulated deficit of approximately $5,242,000 as of September 30, 2017. Since inception, the Company has financed its activities principally through debt financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party, suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund its operations and generating a level of revenues adequate to support the Company’s cost structure. During the nine months ended September 30, 2017, the Company issued convertible promissory notes, for cash, in the aggregate principal amount of $440,000, with net proceeds of approximately $371,000.

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

Financial assets and liabilities carried at fair value, measured on a recurring basis as follows:

	September 30, 2017
Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative liability	-	-	882,000	24,000
Total	$ -	$ -	$ 882,000	$ 24,000

Our Level 3 fair value liabilities represent the fair value of warrants and beneficial conversion feature recorded related to the convertible notes issued during the nine months ended September 30, 2017. The change in the balance of the warrant liability during the nine months ended September 30, 2017 was calculated using the Black-Scholes Model, which is classified as gain on change in derivative liability in the consolidated statement of operations. The Black-Scholes Model does take into consideration the Company’s stock price, historical volatility, and risk-free interest rate.

The following table provides a summary of the changes in fair value of the Company’s warrants, which are Level 3 liabilities for the nine months ended September 30, 2017:

Balance at January 1, 2017	$ -
Fair value of warrants and conversion features issued	906,000
Change in value of warrants and conversion features	(24,000)

Balance at September 30, 2017	882,000

Recent Accounting Pronouncements

In August 2017, the FASB issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedge to be recorded in OCI, the change in fair value of derivative to be recorded in the same income statement line as hedged item, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Note 2 -  Convertible Promissory Notes

As of September 30, 2017, convertible promissory notes payable, net consisted of the following:

Principal	$ 555,000
Debt issuance cost	(69,000)
Discount for warrants issued	(84,000)
Discount for beneficial conversion feature	(150,000)
Amortization of discount	243,000
Notes payable, net	$ 495,000

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

In May 2017, the Company issued a convertible promissory note in the amount of $110,000 (the “May Note”). The total proceeds were approximately $99,000, due to approximately $11,000 for debt issuance costs. Also, the Company paid a one-time fee of $10,000 to a consultant related to services provided associated with the May Note. The May Note accrues interest at 10% per annum with the principal and accrued interest due and payable in December 2017. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. The holder was issued a warrant to purchase 187,500 shares of the Company’s common stock with an exercise price of $0.10 per share, subject to adjustments. There is an adjustment to the exercise price if an and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid. There is also an adjustment if the stock becomes chilled or in the case of dilutive issuances.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value $14,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 332%, rate of quarterly dividends 0% and a risk free interest rate of 1.79%

The Notes embedded effective conversion price was below market rate on the date of issuance. The discount allocated to the beneficial conversion feature was approximately $9,000.

In July 2017, the Company issued a convertible promissory note in the amount of $110,000 (the “July Note”). The total proceeds were approximately $100,000, due to approximately $10,000 for debt issuance costs. Also, the Company paid a one-time fee of $5,000 to a consultant related to services provided associated with the July Note. The July Note accrues interest at 10% per annum with the principal and accrued interest due and payable in July 2018. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. The holder was issued a warrant to purchase 187,500 shares of the Company’s common stock with an exercise price of $0.12 per share, subject to adjustments. There is an adjustment to the exercise price if an and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid. There is also an adjustment if the stock becomes chilled or in the case of dilutive issuances.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value $16,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 323%, rate of quarterly dividends 0% and a risk free interest rate of 1.87%

The Notes embedded effective conversion price was below market rate on the date of issuance. The discount allocated to the beneficial conversion feature was approximately $18,000.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amount between the March, May and July Notes, debt issuance costs, warrants and beneficial conversion feature. The debt issuance cost totaled approximately $70,000, the fair value of the warrants issued totaled approximately $84,000 and the embedded beneficial conversion totaled approximately $150,000 are being amortized and expensed over the term of the loans. For the nine months ended September 30, 2017, the amortization expense was approximately $243,000.

Also, see Note – 3 Equity Line of Credit for additional convertible promissory notes.

Note 3 – Equity Line of Credit

In August 2017, the Company entered into equity purchase agreements (each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with each of L2 Capital, LLC (”L2 Capital”) and Kodiak Capital Group, LLC (“Kodiak Capital”) (L2 Capital and Kodiak Capital are hereinafter each referred to as a “Purchaser” and collectively as the “Purchasers”). Under the Purchase Agreements, the Company may from time to time, in its discretion, sell shares of its common stock to each Purchaser for aggregate gross proceeds of up to $1,000,000. Unless terminated earlier, each Purchaser’s purchase commitment will automatically terminate on the earlier of the date on which such Purchaser shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $1,000,000, or July 31, 2019. The Company has no obligation to sell any shares under any Purchase Agreement.

As provided in each Purchase Agreement, the Company may require the Purchaser to purchase shares of common stock from time to time by delivering a put notice to such Purchaser specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each put notice. The Company may determine the Investment Amount provided that such amount may not be lower than $25,000. A Purchaser will have no obligation to purchase shares under the applicable Purchase Agreement to the extent that such purchase would cause such Purchaser to own more than 9.99% of the Company’s common stock (the “Beneficial Ownership Limitation”).

For each share of the Company’s common stock purchased under a Purchase Agreement, the Purchaser will pay a purchase price equal to 80% of the market price, which is defined as the lowest VWAP on the principal trading platform for the Company’s common stock, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the “Put Date,” or the date that a put notice is delivered to the applicable Purchaser (the “Pricing Period”). Each Purchaser’s obligation to purchase shares is subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by such Purchaser of the shares to be issued. A Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

Each Purchase Agreement contains covenants, representations and warranties of the Company and the Purchaser that are typical for transactions of this type. In addition, the Company and each Purchaser have granted each other customary indemnification rights in connection with the applicable Purchase Agreement. Each Purchase Agreement may be terminated by the Company at any time.

In connection with the Purchase Agreements, the Company also entered into registration rights Agreement with the applicable Purchaser requiring the Company to prepare and file, within 30 days, a registration statement registering the resale by such Purchaser of shares to be issued under the applicable Purchase Agreement, to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) the date when such Purchaser may sell all the shares under Rule 144 without volume limitations, or (ii) the date such Purchaser no longer owns any of the shares.

As a commitment fee under the Purchase Agreements, the Company issued to each Purchaser a convertible promissory note (each a “L2 Note” and collectively, the “L2 Notes”) dated August 11, 2017 in the principal amount of $57,500 with interest at the rate of 8% per annum payable six months from the issue date, for a total of $115,000. The principal amount and accrued interest under each L2 Note are convertible at the option of the holder into shares of the Company’s common stock at a variable conversion Price of 70% of the lowest trading price during the thirty trading day period prior to the conversion date. Conversion of the L2 Notes is subject to the Beneficial Ownership Limitation. The L2 Notes have been treated for accounting purposes as a commitment fee. The commitment fee was expensed on the issuance of the convertible promissory notes.

As an additional commitment fee, the Company issued to each Purchaser a common stock purchase Warrant (each a “L2 Warrant” and collectively, the “L2 Warrants”) to purchase up to 5,000,000 shares of the Company’s common stock, for a total of 10,000,000 shares, at an initial exercise price of $0.10 per share. The exercise price and number of warrant shares are subject to adjustments provided for in the L2 Warrant including full ratchet price protection for equity issuances. Exercise of the L2 Warrants is subject to the Beneficial Ownership Limitation.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 309%, rate of quarterly dividends 0% and a risk free interest rate of 1.47%

In September 2017, the Company canceled the Purchase Agreement with Kodiak Capital. Concurrently, with the cancelation, L2 Capital assumed the total commitment under the Purchase Agreement. As such, L2 Capital was issued the additional L2 Note and L2 Warrants, which in effect is a transfer of notes and warrants from Kodiak to L2.

Note 4 – Commitments and Contingencies

Independent Contractor Drivers

As part of the Company’s services, the Company contracts with people including drivers to supply the services to the Company’s customers. The Company has evaluated the agreements and the Company has determined that these people are independent contractors and not employees.

Director Agreement

In September 2017, the Company accepted the resignation of its only independent board member. As of September 30, 2017, The Company has accrued and expensed all amounts due and payable under the board members contract.

Lease Agreement

In September 2017, effective October 1, 2017, the Company entered into an agreement to lease office space for its corporate headquarters in Culver City California. The lease is for a term of five years and five months.

Future minimum lease payments under the non-cancelable operating lease for the remaining three months of December 2017 and the years ending December 31, are as follows:

Amount
2017	$ 60,000
2018	242,000
2019	250,000
2020	259,000
2021	268,000
thereafter	326,000
Total minimum future lease payments	$ 1,405,000

Note 5 – Stockholder’s Deficit

In August 2017, the Company amended its articles of incorporation to authorize two classes of stock, designated as common stock and preferred stock. The number of shares of common stock authorized was 500,000,000 with a par value of $0.001 per share. The number of shares of preferred stock authorized was 10,000,000 with a par value of $0.001 per share. As of September 30, 2017, no shares of preferred stock have been issued.

In 2016, the Company entered into agreements for consulting services from September 2016 through February 2017, under which the Company agreed to issue 6,000,000 shares of common stock. The Company recognized $360,000 of expense related to these services in 2016. For the nine months ended September 30, 2017, the Company recognized an additional expense of $360,000 related to these services, and issued 6,000,000 shares of common stock.

In May 2017, the Company entered into an agreement for consulting and marketing services. As part of the agreement, the consultant will be compensated with the issuance of 1,750,000 shares of the Company’s common stock (“Award Shares”). The Award Shares vest on the following dates: 700,000 on May 22, 2017, 210,000 shares on each of the following dates, August 4, 2017, September 1, 2017, September 9, 2017 and October 27, 2017, provided the consultant continues to provide services on such dates. Any of the Award Shares which become vested shall be issued and delivered to the consultant on the dates specified above. The Company will account for the Award Shares using the graded vesting method with the total value of the Award Shares calculated on the date the Award Shares are issued to the consultant. For accounting purposes, the Award Shares will be revalued at each reporting date with the final Award Shares value being the date the Award Shares are delivered to the consultant. The Company recorded an expense of $85,000 for the issuance of the 1,120,000 shares. Also, the Company recorded an expense and accrued liability of approximately $27,000 during the quarter ended September 30, 2017 for the fair value of the unissued shares.

Also in May 2017, the Company entered into an agreement for financing consulting services for a period of six months. As part of the consultant was to receive 1,200,000 shares of the Company’s common stock with 600,000 shares issued upon the execution of the agreement and the remaining 600,000 shares issued 90 days from the execution of the agreement.  The Company issued the first tranche of shares, but the contract was canceled prior to the issuance of the second tranche. For the nine month ended September 30, 2017, the Company recorded an expense of approximately $48,000 for the fair value of the shares issued. The fair value was determined based on the fair market value of the Company’s common stock on the date of issuance.

Note 6 – Capital Stock

During the three months ended September 30, 2017, the Company issued 420,000 shares of common stock for consulting services rendered.

Note 7 – Subsequent Events

Certificate of Designation of Series A Preferred Stock

On October 26, 2017, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock, which the Board agreed to issue to the Preferred Shareholders or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed and approved by the State of Nevada on October 26, 2017, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock and each Series A Preferred Stock share are not convertible into shares of our common stock.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that no other subsequent events occurred.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2017 $	December 31, 2016 $
Current Assets	81,000	87,000
Current Liabilities	2,163,000	755,000
Working Capital (Deficit)	(2,082,000)	(668,000)

Cash Flows

	September 30, 2017 $	September 30, 2016 $
Cash Flows used in Operating Activities	(303,000)	(-)
Cash Flows provided by Financing Activities	303,000	12,000
Cash Flows used in Investing Activities	(47,000)	(-)
Net Increase (decrease) in Cash During Period	(47,000)	12,000

For the three months ended September 30, 2017

Revenues, net for the three months ended September 30, 2017 increased by 274% to $318,000 as compared to $85,000 for the comparable period in 2016. The increase in revenue, net is contributable to an overall increase in business. The Company continues to expand its business.

Gross profit for the three months ended September 30, 2017 increased by 467% to $22,000 as compared to $(6,000) for comparable period in 2016. Our cost of sales is comprised of (i) fees paid to the contract drivers, (ii) fees paid for the credit card processing services and (iii) cost of maintaining our call centers. The increase in gross profit is contributable to our ability to increase price to our customers and negotiate competitive rates with our contract drivers.

Core technology and development expenses for the three months ended September 30, 2017 increased by 117% to $39,000 as compared to $18,000 for comparable period in 2016. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

Officer salary for the three months ended September 30, 2017 increased by 67% to $30,000 as compared to $18,000 for comparable period in 2016. The increase in officer salary is attributable to a contractual annual salary increase for 2017.

General and administrative expenses for the three months ended September 30, 2017 increased by 840% to $282,000 as compared to $30,000 for the comparable period in 2016. The increase in our general and administrative expense is attributable to (i) increase in employee related cost of approximately $48,000, (ii) increase in consulting expenses related to corporate structure, accounting and other professional fees of approximately $154,000, (iii) increase in rent expense of approximately $2,000, (iv) increase in marketing expenses of approximately $23,000 and (v) an increase in general expenses of approximately $25,000.

For the nine months ended September 30, 2017

Revenues, net for the nine months ended September 30, 2017 increased by 204% to $784,000 as compared to $258,000 for 2016. The increase in revenue, net is contributable to an overall increase in business. The Company continues to expand its business.

Gross profit for the nine months ended September 30, 2017 increased by 144% to $134,000 as compared to $55,000 for 2016. Our cost of sales is comprised of (i) fees paid to the contract drivers, (ii) fees paid for the credit card processing services and (iii) cost of maintaining our call centers. The increase in gross profit is contributable to our ability to increase price to our customers and negotiate competitive rates with our contract drivers.

Core technology and development expenses for the nine months ended September 30, 2017 increased by 221% to $106,000 as compared to $33,000 for 2016. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

Officer salary for the nine months ended September 30, 2017 increased by 67% to $90,000 as compared to $54,000 for 2016. The increase in officer salary is attributable to a contractual annual salary increase for 2017.

General and administrative expenses for the nine months ended September 30, 2017 increased by 1,147% to $1,160,000 as compared to $93,000 for 2016. The increase in our general and administrative expense is attributable to (i) increase in employee related cost of approximately $114,000, (ii) increase in consulting expenses related to corporate structure, accounting and other professional fees of approximately $846,000 (iii) increase in rent expense of approximately $8,000, (iv) increase in marketing expenses of approximately $40,000 and (v) an increase in general expenses of approximately $59,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2017, net cash used in operating activities was $303,000, compared to $0 for the nine months ended September 30, 2016.

Cash Flows from Investing Activities

For the three months ended September 30, 2017, we entered into a operating lease for our corporate office space. As part of the lease agreement we were required to make a payment of approximately $47,000 as a deposit.

Cash Flows from Financing Activities

We have financed our operations primarily from related party advancements and issuance of convertible notes payable. For the nine months ended September 30, 2017 net cash provided by financing activities was $303,000 compared to the nine months ended September 30, 2016, which was $12,000. During the nine months ended September 30, 2017, we issued convertible promissory notes for net proceeds of $371,000.

Liquidity and Capital Resources

As at September 30 ,2017 our current liabilities exceed our current assets by approximately $2,082,000, which was comprised of accounts payable and accrued liabilities of approximately $573,000, deferred compensation of approximately $195,000 and convertible notes payable of approximately $495,000 and derivative liabilities of approximately $882,000.

These condensed financial statements have been prepared on the assumption that we have the ability to continue as a going concern. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at September 30, 2017, and have an accumulated deficit of approximately $5,242,000 that creates substantial doubt about our ability to continue as a going concern.

Quarterly Events

Reference is made to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2017 pertaining to Equity Purchase Agreements and related Registration Agreements, promissory notes and warrants (collectively the “Documents”) all relating to equity lines of credit, each in the aggregate amount of $1,000,000 to be provided by L2 Capital LLC (“L2 Capital”) and Kodiak Capital Group LLC (“Kodiak Capital”).  Pursuant to a Cancellation Agreement between the Company and Kodiak Capital, the Documents between Kodiak and the Company (the “Kodiak Documents”) were cancelled.  In their place, the Company entered into an amendment with L2 Capital pursuant to which the Equity Purchase Agreement with L2 Capital was increased to $2,000,000, the promissory note to be issued to L2 Capital was increased to $115,000 and the number of warrant shares to be issued to L2 Capital was increased to 10,000,000.

On September 11, 2017, the Company entered into a Lease Agreement (the “Lease”) with REEP - OFC Corporate Pointe CA, LLC (the “Landlord”), pursuant to which the Company will lease approximately 5,879 square feet of space (the “Premises”) located at 600 Corporate Pointe, Suite 550, Culver City, California 90230 (the “Building”), for a term of Five (5) years and five (5) months (65) months (the “Term”) following the Commencement Date of October 1, 2017. The Company intends to occupy the Premises as its corporate headquarters. Subject to meeting certain conditions, the Company has one (1) option to extend the Term for an additional period of five (5) years as set forth in the Lease.

Pursuant to the Lease, the Company will pay Base Rent of $19,988.60 per month for the first 12 months of the Term, $20,688.20 per month for months 13 through 24 of the Term, $21,412.29 per month for months 25 through 36 of the Term, $22,161.72 per month for months 37 through 48 of the Term, $22,937.38 per month for months 49 through 60 of the Term, and $23,740.19 per month for months 61 through 65 of the Term. This new Lease, represents a monthly increase of $16,800.

As security for its obligations under the Lease, the Company delivered to the Landlord a security deposit in the amount of $47,480.38, which may be used by the Landlord upon the occurrence of certain events as set forth in the Lease.

Pursuant to the Lease, the Company is leasing 5,879 square feet of space in the Building (281,918 rentable square feet), the operating expenses relating to such space will be based on operating expenses for the 2018 calendar year (“Base Year”).

A copy of the Lease Agreement is filed on October 24, 2017, as part of our Current Report on Form 8-K as Exhibit 10.01, and is incorporated herein by this reference.

The foregoing summary description of the Lease Agreement is not complete and is qualified in its entirety by reference to the full text of the Lease Agreement. The Lease Agreement also contains customary events of default. For further information regarding the terms and conditions of the Lease Agreement, this reference is made to such agreement, which the Company has filed on October 24, 2017, as an exhibit to our Current Report on Form 8-K and is incorporated herein by this reference.

Subsequent Events

Certificate of Designation of Series A Preferred Stock

On October 26, 2017, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The Board of Directors authorized the issuance of 1,000,000 shares of Series A Preferred Stock, which the Board agreed to issue to the Preferred Shareholders or its assigns, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed and approved by the State of Nevada on October 26, 2017, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock and each Series A Preferred Stock share are not convertible into shares of our common stock.

A copy of the Certificate of Designation that was filed with the Nevada Secretary of State on October 26, 2017, and filed with the SEC as part of our Current Report on Form 8-K as Exhibit 3.01 and is incorporated by reference herein.

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

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 18, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 4, 2017, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended September 30, 2017, the Company issued 420,000 shares of common stock for consulting services rendered.

We issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Convertible Note – July Note

In July 2017, the Company issued a convertible promissory note in the amount of $110,000 (the “July Note”). The total proceeds were approximately $100,000, due to approximately $10,000 for debt issuance costs. Also, the Company paid a one-time fee of $5,000 to a consultant related to services provided associated with the May Note. The July Note accrues interest at 10% per annum with the principal and accrued interest due and payable in July 2018. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. The holder was issued a warrant to purchase 187,500 shares of the Company’s common stock with an exercise price of $0.12 per share, subject to adjustments. There is an adjustment to the exercise price if an and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid. There is also an adjustment if the stock becomes chilled or in the case of dilutive issuances.

Amendment to Articles of Incorporation

In August 2017, the Company amended its articles of incorporation to authorize two classes of stock, designated as common stock and preferred stock. The number of shares of common stock authorized was 500,000,000 with a par value of $0.001 per share. The number of shares of preferred stock authorized was 10,000,000 with a par value of $0.001 per share. As of September 30, 2017, no shares of preferred stock have been issued.

Convertible Note – L2 Capital

In August 2017, the Company entered into equity purchase agreements (each a “Purchase Agreement” and collectively, the “Purchase Agreements”) with each of L2 Capital, LLC (”L2 Capital”) and Kodiak Capital Group, LLC (“Kodiak Capital”) (L2 Capital and Kodiak Capital are hereinafter each referred to as a “Purchaser” and collectively as the “Purchasers”). Under the Purchase Agreements, the Company may from time to time, in its discretion, sell shares of its common stock to each Purchaser for aggregate gross proceeds of up to $1,000,000. Unless terminated earlier, each Purchaser’s purchase commitment will automatically terminate on the earlier of the date on which such Purchaser shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $1,000,000, or July 31, 2019. The Company has no obligation to sell any shares under any Purchase Agreement.

As provided in each Purchase Agreement, the Company may require the Purchaser to purchase shares of common stock from time to time by delivering a put notice to such Purchaser specifying the total number of shares to be purchased (such number of shares multiplied by the purchase price described below, the “Investment Amount”); provided there must be a minimum of ten trading days between delivery of each put notice. The Company may determine the Investment Amount provided that such amount may not be lower than $25,000. A Purchaser will have no obligation to purchase shares under the applicable Purchase Agreement to the extent that such purchase would cause such Purchaser to own more than 9.99% of the Company’s common stock (the “Beneficial Ownership Limitation”).

For each share of the Company’s common stock purchased under a Purchase Agreement, the Purchaser will pay a purchase price equal to 80% of the market price, which is defined as the lowest VWAP on the principal trading platform for the Company’s common stock, as reported by Bloomberg Finance L.P., during the five consecutive Trading Days including and immediately prior to the settlement date of the sale, which in most circumstances will be the trading day immediately following the “Put Date,” or the date that a put notice is delivered to the applicable Purchaser (the “Pricing Period”). Each Purchaser’s obligation to purchase shares is subject to customary closing conditions, including without limitation a requirement that a registration statement remain effective registering the resale by such Purchaser of the shares to be issued. A Purchase Agreement is not transferable and any benefits attached thereto may not be assigned.

Each Purchase Agreement contains covenants, representations and warranties of the Company and the Purchaser that are typical for transactions of this type. In addition, the Company and each Purchaser have granted each other customary indemnification rights in connection with the applicable Purchase Agreement. Each Purchase Agreement may be terminated by the Company at any time.

In connection with the Purchase Agreements, the Company also entered into registration rights Agreement with the applicable Purchaser requiring the Company to prepare and file, within 30 days, a registration statement registering the resale by such Purchaser of shares to be issued under the applicable Purchase Agreement, to use commercially reasonable efforts to cause such registration statement to become effective, and to keep such registration statement effective until (i) the date when such Purchaser may sell all the shares under Rule 144 without volume limitations, or (ii) the date such Purchaser no longer owns any of the shares.

As a commitment fee under the Purchase Agreements, the Company issued to each Purchaser a convertible promissory note (each a “L2 Note” and collectively, the “L2 Notes”) dated August 11, 2017 in the principal amount of $57,500 with interest at the rate of 8% per annum payable six months from the issue date, for a total of $115,000 The principal amount and accrued interest under each L2 Note are convertible at the option of the holder into shares of the Company’s common stock at a variable conversion Price of 70% of the lowest trading price during the thirty trading day period prior to the conversion date. Conversion of the L2 Notes is subject to the Beneficial Ownership Limitation. The L2 Notes have been treated for accounting purposes as a commitment fee. The commitment fee was expensed on the issuance of the convertible promissory notes.

As an additional commitment fee, the Company issued to each Purchaser a common stock purchase Warrant (each a “L2 Warrant” and collectively, the “L2 Warrants”) to purchase up to 5,000,000 shares of the Company’s common stock, for a total of 10,000,000 shares, at an initial exercise price of $0.10 per share. The exercise price and number of warrant shares are subject to adjustments provided for in the L2 Warrant including full ratchet price protection for equity issuances. Exercise of the L2 Warrants is subject to the Beneficial Ownership Limitation.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 309%, rate of quarterly dividends 0% and a risk free interest rate of 1.47%

In September 2017, the Company canceled the Purchase Agreement with Kodiak Capital. Concurrently, with the cancelation, L2 Capital assumed the total commitment under the Purchase Agreement. As such, L2 Capital was issued the additional L2 Note and L2 Warrants, which in effect is a transfer of notes and warrants from Kodiak to L2.

ITEM 6. EXHIBITS

Exhibit	Exhibit	Date
Number	Description	Filed
3.1	Articles of Incorporation	Filed with the SEC on July 30, 2013, as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on July 30, 2013, as part of our Registration Statement on Form S-1.
3.3	Certificate of Designation Series A Preferred Stock, dated October 26, 2017.	Filed with the SEC on November 14, 2017 as part of our Current Report on Form 8-K.
10.1	Copy of Lease Agreement by and between the Company and REEP – OFC Corporate Pointe, CA, LLC dated September 11, 2017.	Filed with the SEC on October 24, 2017 as part of our Current Report on Form 8-K.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
EX-101.INS*	XBRL Instance Document	Furnished herewith.
EX-101.SCH*	XBRL Taxonomy Extension Schema	Furnished herewith.
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith.
EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase	Furnished herewith.
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith.
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FLITWAYS TECHNOLOGY INC.
(REGISTRANT)

Date: December 5, 2017	/s/ Tobi Mac Aro
Tobi Mac Aro
President, Chief Executive Officer, Chief
Financial Officer and Director
(Authorized Officer for Registrant)