Form 10-K
period 2017-12-31
Flitways Technology Inc.
filed 2018-04-17
CIK 1582919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-55316

FLITWAYS TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

600 Corporate Pointe, Suite 550
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging Growth Company [ ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [ ]       No [X]

As of April 13, 2018 the registrant’s outstanding stock consisted of 77,849,281 common shares.

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

Our Business

FlitWays is an innovative, disruptive travel technology company that offers a convenient, cost-effective ground transportation solution for corporate travelers and a new source of revenue for travel businesses. While companies like Uber and Lyft focus on individual consumers, Flitways serves the massive enterprise market, including industry leaders Amazon, Pokémon, Skyscanner, and others.

Flitways’ growing network of ground travel providers currently covers 220 major cities and 400 airports worldwide, and the company is projecting continued expansion in both enterprise (corporate) and travel business segments. Catching the eye of business and travel industry media, Flitways has been featured in outlets such as CNN, FORTUNE, Fast Company, Reuters, New York Magazine, Skift, VentureBurn, Digital Journal, Travel Pulse, and many others.

FlitWays has been helping global companies with effective ground transportation service in 220 cities worldwide. We’re proud of where we came from, and where we're going — and we will continue to push the limits and innovate the corporate ground transportation market.

Our contact address is 600 Corporate Pointe, Suite 550, Culver City, California, 90230. Our telephone number is 1-855-710-0915. Our website is www.flitways.com.

Unless otherwise indicated, all references in this Annual Report to “dollars” or “$” refer to US dollars.

Corporate Solutions

Flitways offers business focused ride service by curating the best experience to meet complex travel requirements. Flitways business solution offers a consistent ground transportation experience for corporate travelers in 220 cities around the world. Businesses can use Flitways to facilitate their global corporate travels, events and employee’s commute. Flitways enterprise suite help employees to adhere to corporate travel compliance programs and all employee travel expenses go through one centralized reporting system (no individual receipts to process). Today, our corporate clientele includes major brands like Ctrip, Rideways, Skyscaner and Pokemon.

Travel Resellers

Flitways empowers travel businesses to integrate a scalable ground transportation offering into their ancillary and add-on destination service. Flitways enables travel companies and online travel agencies to solve the first/last mile problem for their customers by adding a ground transportation service alongside existing travel services. Online travel platforms like Skyscanner and Ctrip.com enables their customers to purchase and add a Flitways ground transportation service to their travel itinerary for a complete door-to-door experience.

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

Global Coverage

With access to over 25,000 global licensed ground transportation providers in 220 cities and 400 major airports. Flitways brings a contemporary and enlarge value for airlines and traveler businesses to connect and create the next mileage experience for its travelers and flight crew members.

Marketing Strategy

Most of our customers have been acquired through various partnerships with travel vendors, which give us the opportunity to minimize marketing costs and to focus on establishing new partnerships daily. In the future we intend to promote FlitWays using Business-to-Business marketing concepts to increase and expand brand awareness and general corporate exposure.

Employees and Consultants

As of December 31, 2017, we have 6 employees and 13 independent contractors.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have maintained executive offices at 600 Corporate Pointe, Suite 550, Culver City, California 90230. The office and general expenses associated with leasing our office space is approximately $20,000 per month. We believe that our office space is adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property. We do not own any real property.

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

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. There was no trading prior to April 2017.The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The last reported sales price of our common stock on the OTC Markets on April 12, 2018 was $0.0069 per share.

	High	Low
Year ended December 31, 2017
First Quarter (as of April 13, 2017)	$0.095	$0.093
Second Quarter	0.14	0.09
Third Quarter	0.077	0.07
Fourth Quarter	0.02	0.01

Number of Holders

As of April 13, 2018, we had approximately 89 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following unregistered securities were issued by the Company during the fiscal year ended December 31, 2017:

Shares issued for services rendered	7,820,000

Shares issued for the conversion of notes payable	4,900,000

The Company issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended.

Equity Compensation Plan Information

In December 2017, the Company granted the CEO options (“Options”) to purchase 31,000,000 shares of the Company’s common stock vesting 7,000,000 options on December 31, 2017 and 8,000,000 options on each date of December 31, 2018, 2019 and 2020 with an exercise price of $0.0237. The Options have a contractual live of five years, exercise price of $0.0237 and vesting terms over three years.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

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

Results of Operations

For the Years Ended December 31,

	2017	2016
Sales, net	$ 1,257,000	$ 434,000
Cost of sales	1,175,000	364,000
Gross profit	82,000	70,000
Gross profit margin	7%	16%
Operating expenses
Core technology and development expense	157,000	59,000
Officer compensation	253,000	79,000
General and administrative	1,278,000	2,515,000
Total operating expenses	1,688,000	2,653,000
Operating loss	(1,606,000)	(2,583,000)
Financing related costs	(6,933,000)	(6,000)
Net loss	$ (8,539,000)	$ (2,589,000)

Sales, net for the year ended December 31, 2017 increased by 189.6% to $1,257,000 as compared to $434,000 for 2016. The increase in sales, net is contributable to an overall increase in business as the Company continues to expand its business.

Gross profit for the year ended December 31, 2017 decreased to 7% as compared to 16% for 2016. Our cost of sales is comprised of (i) fees paid to the contract drivers, (ii) fees paid for the credit card processing services and (iii) cost of maintaining our call centers and customer service. For the year ended December 31, 2017, the fees paid to contract drivers was approximately $976,000, or 78% of revenues, as compared to $303,000, or 70% of revenues for 2016. The increase in fees paid to drivers was approximately 8% as a percentage of revenues. As the Company has been expanding its services, we were required to increase the rate paid to the drivers. For the year ended December 31, 2017 the fees paid for the credit card processing services was approximately $48,000, or 4% of revenues, as compared to $24,000 or 6% of revenue for 2016. For the year ended December 31, 2017, the cost of maintaining our call centers and customer service was approximately $152,000, or 12% of revenue, as compared to approximately $52,000, or 12% of revenue for 2016.

Core technology and development expenses, for the year ended December 31, 2017, increased by 166% to $157,000 as compared to $59,000 for 2016. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

Officer salary, for the year ended December 31, 2017, increased by 220% to $253,000 as compared to $79,000 for 2016. The increase in officer salary is attributable to a contractual annual salary increase for the year ended December 31, 2017 and an expense of approximately $133,000 for the fair value of stock options granted and vested in 2017.

General and administrative expenses, for the year ended December 31, 2017, decreased by 49% to $1,278,000 as compared to $2,515,000 for 2016. The decrease in our general and administrative expense is attributable to (i) an increase in employee related cost of approximately $61,000, (ii) an increase in marketing and advertising expenses of approximately $51,000, (iii) an increase in professional fees of approximately $326,000, (iv) an increase in rent expense of approximately $67,000, (v) a decrease in consulting expenses related to corporate structure of approximately $1,812,000, and (vi) the remaining increase of approximately $70,000 is attributable to the additional cost we incurred for accounting, auditing, consulting and legal services related to our status of being public company filing with U.S. Securities and Exchange Commission.

During the year ended December 31, 2017, we incurred approximately $6,933,000 of cost related to our convertible debentures used to finance the Company. Of the total financing cost (i) approximately $976,000 was related to interest, penalties for the default of our debt and amortization of loan discount, (ii) approximately $1,105,000 related to the fair value of derivative features bifurcated from the convertible debentures and (iii) approximately $4,852,000 of expense related to the changes in fair value of the derivatives.

Liquidity and Capital Resources

During the year ended December 31, 2017, our primary source of liquidity was from proceeds from the issuance of convertible notes payable as compared to prior years where our primary source of liquidity was from our sale of common stock. The following summarizes our cash flows for the years ended December 31, 2017 and December 31, 2016:

	2017	2016
Cash used in operating activities	$ (375,000)	$ (270,000)
Cash used in investing activities	(65,000)	-
Cash provided by financing activities	410,000	339,000
Net change in cash	$ (30,000)	$ 69,000

As a result of our growth stage, the Company’s net sales have not reached a level to sustain cash flows to meet our current obligations and operations expenditures, as result the Company sold shares of the Company’s common stock and issued convertible debentures to raise capital to meet our operating expenditures.

As of December 31, 2017 and 2016, our total assets were $237,000 and $87,000, respectively, and our total liabilities were $8,123,000 and $755,000, respectively. As of December 31, 2017 and 2106, we had working capital deficits of approximately of $7,950,000 and $668,000, respectively.

 We reported net losses of $8,539,000 and $2,589,000 for the years ended December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, we raised a total of $0 and $305,000 in connection with the issuances of shares of our common stock for gross proceeds of $0 and $305,000 and issued convertible debentures in the amount of $643,000 and $0, with net proceeds of approximately $456,000 and $0, respectively. Also, we have relied on our sole officer for short term financing. For the years ended December 31, 2017 and 2016, we repaid the officer approximately $46,000 and borrowed approximately $34,000, respectively.

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

We have suffered recurring losses from operations. The continuation of our Company is dependent upon our Company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations. Our officer and significant shareholder have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are acceptable to us.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

Operating Lease

In September 2017, effective October 1, 2017, the Company entered into an agreement to lease office space for its corporate headquarters in Culver City California. The lease is for a term of five years and five months.

Future minimum lease payments under the non-cancelable operating lease for the years ending December 31, are as follows:

Amount
2018	$ 242,000
2019	250,000
2020	259,000
2021	271,000
2022	285,000
thereafter	48,000
Total minimum future lease payments	$ 1,355,000

Employment Agreement

In December 2017, the Company entered into an employment agreement (“Employment Agreement”) with the Company’s Chief Executive Officer (“CEO”) with a term from January 1, 2018 and expiring on December 31, 2020 (“Term”). Effective as of the expiration date and as of each annual anniversary date thereof, the Term shall be extended for an additional one-year period unless, (i) not later than 6 months prior to such an automatic extension date, the Company shall have given written notice to the CEO that the Term shall not be so extended or (ii) not later than six months prior to such an automatic extension date, the CEO shall have given written notice to the Company that the Term shall not be so extended. If the Company cancels the Agreement, the CEO is entitled to severance pay equal to one year of the CEO’s base annual salary at the rate applicable on the date of cancellation.

The Agreement provides the CEO with an annual salary of $150,000 for the year ending December 31, 2018, $250,000 for each of the years ending December 31, 2019 and 2020. Also, the CEO was granted an option to purchase 31,000,000 shares of the Company’s common stock vesting 7,000,000 options on December 31, 2017 and 8,000,000 options on each date of December 31, 2018, 2019 and 2020 with an exercise price of $0.0237.

Also, the Agreement provides for an inventive bonus for each of the years ending December 31, 2018, 2019 and 2020. The milestone are as follows:

Milestones to be achieved by the Company	Percentage of bonus based on annual salary	Pass (25%)	Met (50%)	Exceeded (100%)
Annual revenue growth	40%	100%	200%	300%
Stock price increase from fourth quarter Variable Weighted Average Stock Price (“VWAP”) to the following years 4Q VWAP	20%	200%	400%	600%
Number of new Enterprise accounts with avg. monthly revenue greater than $2,000	20%	30	65	100
Timely filing of all required disclosures	5%	All	All	All
Equity capital raised	10%	$1mm	$2.5mm	$4mm
Global driver supply	5%	+ 20%	+ 40%	+60%
Total	100%

Convertible debentures

As of December 31, 2017, the Company has the following convertible notes payable:

•

Approximately $394,000 of principal and $429,000 of penalties that are in default under the convertible debenture agreements.

•

Approximately $88,000 of principal due on September 2018 under a convertible debenture agreement.

•

Approximately $115,000 of principal due in February 2018 under a convertible debenture agreement

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2017, we have no off-balance sheet arrangements.

Going Concern

The Company’s independent registered public auditors’ reports accompanying our December 31, 2017 and 2016 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $8,539,000 for the year ended December 31, 2017, and had an accumulated deficit of approximately $11,382,000 as of December 31, 2017. Since inception, the Company has financed its activities principally through loans from its majority shareholder, other lenders and equity financing. As of December 31, 2017, approximately $824,000 of the Company’s convertible promissory notes were in default. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with development of its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of technology development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party contractors for ride services; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfil its development activities and generating a level of revenues adequate to support the Company’s cost structure. To support the Company’s financial performance, the Company’s majority shareholder has executed a line of credit to provide funding to the Company of not more than $200,000. Additionally, the Company’s management plans on raising additional funds through the sale of the Company’s securities through the issuance stock or notes payable. There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2018 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s services, the quality of technology development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, generate cash flows for operations, or raise additional funding, to continue as a going concern, as defined above, through its major shareholder, or through other avenues, then the Company may have to curtail operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2016 through December 31, 2017, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. As of December 31, 2017, cash balances in interest-bearing accounts were approximately $0.

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

December 31, 2017

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Flitways Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flitways Technology Inc. and (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations, during the year ended December 31, 2017 and has negative working capital at December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2017.

Encino, California

April 13, 2018

FLITWAYS TECHNOLOGY INC.

Consolidated Balance Sheets

As of December 31,

	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$ 46,000	$ 76,000
Accounts receivable, net	107,000	11,000
Other current assets	20,000	-
Total current assets	173,000	87,000

Property and equipment, net	17,000	-
Other assets	47,000	-

Total Assets	$ 237,000	$ 87,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 841,000	$ 495,000
Deferred compensation - Officer	203,000	174,000
Line of credit - related party	40,000	86,000
Convertible promissory notes, net of discounts	911,000	-
Derivative liabilities	6,128,000	-
Total current liabilities	8,123,000	755,000

Commitments and Contingencies – Note 7	-	-

Stockholders' Deficit
Common stock 500,000,000 authorized, $0.001 par value; 65,149,281 and 52,429,281 shares issued and outstanding	65,000	52,000
Additional paid in capital	3,431,000	2,123,000
Accumulated deficit	(11,382,000)	(2,843,000)

Total Stockholders' Deficit	(7,886,000)	(668,000)

Total Liabilities and Stockholders' Deficit	$ 237,000	$ 87,000

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC.

Consolidated Statements of Operations

For the Years Ended December 31,

	2017	2016
Revenues, net	$ 1,257,000	$ 434,000
Cost of revenues	1,175,000	364,000
Gross profit	82,000	70,000

Operating expenses
Core technology and development expense	157,000	59,000
Officer compensation	253,000	79,000
General and administrative expenses	1,278,000	2,515,000
Total operating expenses	1,688,000	2,653,000
Operating loss	(1,606,000)	(2,583,000)

Other Income (Expenses)
Interest expense	(976,000)	(6,000)
Financing expenses	(1,105,000)	-
Change in fair value of derivative liabilities	(4,852,000)	-

Net loss before income taxes	(8,539,000)	(2,589,000)

Provision for income taxes	-	-

Net loss	$ (8,539,000)	$ (2,589,000)

Basic and Diluted Loss per Share - Common Stock	$ (0.14)	$ (0.10)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Common Stock	59,384,528	26,756,107

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2016	20,000,000	$ 20,000	$ 5,000	$ (254,000)	$ (229,000)

Issuance of shares for merger transaction	30,000,000	30,000	(30,000)	-	-
Issuance of shares for cash	1,179,281	1,000	304,000	-	305,000
Issuance of shares for services rendered	1,250,000	1,000	1,844,000	-	1,845,000
Net loss	-	-	-	(2,589,000)	(2,589,000)
Balance December 31, 2016	52,429,281	52,000	2,123,000	(2,843,000)	(668,000)
Beneficial conversion feature	-	-	150,000	-	150,000
Issuance of shares for services rendered	7,820,000	8,000	879,000	-	887,000
Issuance of shares for conversion of notes payable	4,900,000	5,000	146,000	-	151,000
Fair value of stock options vested	-	-	133,000	-	133,000
Net loss	-	-	-	(8,539,000)	(8,539,000)
Balance December 31, 2017	65,149,281	$ 65,000	$ 3,431,000	$ (11,382,000)	$ (7,886,000)

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31

	2017	2016

Cash Flows from Operating Activities
Net loss	$ (8,539,000)	$ (2,589,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,000	2,000
Amortization of debt discounts	278,000	-
Derivative liability expense at inception	1,105,000	-
Change in fair value of derivatives	4,852,000	-
Fair value of shares issued for services	887,000	1,845,000
Debt commitment fee	115,000	-
Fair value of stock options issued	133,000	-
Debt default penalty expense	429,000	-
Changes in operating assets and liabilities
Accounts receivable	(96,000)	(4,000)
Other current assets	(20,000)	-
Accounts payable and accrued expenses	451,000	446,000
Deferred compensation - officer	29,000	30,000
Net cash used in operating activities	(375,000)	(270,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(18,000)	-
Other assets	(47,000)	-
Net cash used in investing activities	(65,000)	-

Cash Flows from Financing
Proceeds from issuance of notes payable	456,000	-
Advances (repayments) line of credit - related party	(46,000)	34,000
Proceeds from the sale of common stock	-	305,000
Net cash provided by financing activities	410,000	339,000

Net Increase (Decrease) in Cash	(30,000)	69,000

Cash – Beginning of Year	76,000	7,000

Cash – End of Year	$ 46,000	$ 76,000

Supplemental Cash Flow Information
Cash paid of income taxes	$ -	$ -
Cash paid for interest	$ -	$ -
Noncash investing and financing activities:
Convertible promissory notes and accrued interest converted to common stock	$ 151,000	$ -

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Note 1 - Nature of the Business and Summary of Significant Accounting Policies

Company

Flitways Technology Inc. (Flitways”), formerly known as Cataca Resources, Inc. (the “Company”), was incorporated in the State of Nevada as a for-profit company on December 11, 2012 and established a fiscal year end of December 31. The Company was initially engaged in the acquisition, exploration and development of natural resource properties. On September 7, 2016, the Company abandoned its mineral claim and entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Flitways Technology Inc. The Company refocused its efforts and is now involved in the “on demand” transportation business providing businesses and private traveler’s access to book and schedule ground transportation online or by mobile device. The Company gives travelers access to customizable travel rides through a network of ground travel providers. It incorporates ride booking into the travel industry by making travel ride booking available at various travel points of sale to allow travelers to book rides that fit their lifestyle online and on its mobile application. Effective November 9, 2016, the Company changed its name from Cataca Resources, Inc. to Flitways Technology Inc.

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

Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $8,539,000 for the year ended December 31, 2017, and had an accumulated deficit of approximately $11,382,000 as of December 31, 2017. Since inception, the Company has financed its activities principally through loans from its majority shareholder, other lenders and equity financing. As of December 31, 2017, approximately $824,000 of the Company’s convertible promissory notes were in default. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with development of its operating activities.

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

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of technology development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party contractors for ride services; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfil its development activities and generating a level of revenues adequate to support the Company’s cost structure. To support the Company’s financial performance, the Company’s majority shareholder has executed a line of credit to provide funding to the Company of not more than $200,000. Additionally, the Company’s management plans on raising additional funds through the sale of the Company’s securities through the issuance stock or notes payable.

There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2018 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s services, the quality of technology development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, generate cash flows for operations, or raise additional funding, to continue as a going concern, as defined above, through its major shareholder, or through other avenues, then the Company may have to curtail operations.

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

Cash and Cash Equivalents

The Company considers all unrestricted cash, short-term deposits, and other investments with original maturities of no more than ninety days when acquired to be cash and cash equivalents for the purposes of the statement of cash flows. As of December 31, 2017 and 2016, the Company did not have any cash equivalents.

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

Accounts Receivable

Accounts receivable are comprised of credit card receivables and receivables from the Company’s travel partners and are stated at cost less an allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of the Company’s customers. Account balances are written off against the allowance when it is determined that it is probable that the receivable will not be recovered. As of December 31, 2017 and 2016, no allowance for bad debt was considered necessary.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization, and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are expensed as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. All property and equipment are depreciated over a period of three years.

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

Financial assets and liabilities carried at fair value, measured on a recurring basis as follows:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative liability	$ -	$ -	$ 6,128,000	($4,852,000)
Total	$ -	$ -	$ 6,128,000	($4,852,000)

Our Level 3 fair value liabilities represent the fair value of warrants and beneficial conversion feature recorded related to the convertible notes issued during the year ended December 31, 2017. The change in the balance of the derivative liability during the year ended December 31, 2017 was calculated using the Black-Scholes Model, which is classified as a loss on change in derivative liability in the consolidated statement of operations. The Black-Scholes Model does take into consideration the Company’s stock price, historical volatility, and risk-free interest rate.

The following table provides a summary of the changes in fair value of the Company’s derivative liabilities which are Level 3 liabilities for the year ended December 31, 2017:

Balance at January 1, 2017	$ -
Fair value of warrants and conversion features issued	1,380,000
Conversion into common stock	(104,000)
Change in value of warrants and conversion features	4,852,000

Balance at December 31, 2017	$ 6,128,000

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

Revenue Recognition

Revenues are generally recognized when an agreement exists and price is determinable, the service has been rendered, net of discounts, returns and allowance and collectability is reasonably assured. These conditions are typically met when the trip has been completed. The Company utilizes third parties as transportation providers for customers. The Company, acts as the principal and is the primary obligor in the arrangement with its customers, because i) has latitude in establishing pricing, ii) customizes the services required to the particular customer needs, iii) has discretion in selection of transportation providers, and iv) assumes all credit risk in the transactions.

Cost of Sales

Cost of sales includes cost of the various transportation providers, merchant fees related to each transaction and cost of providing customer support services.

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

We must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, we establish a valuation allowance. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2017 and 2016. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about its future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

We recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. We do not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of the years end December 31, 2017 or 2016, nor were any penalties or interest costs included in expense for the years ended December 31, 2017 and 2016.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to approximately $60,000 and $9,000 for the years ended December 31, 2017 and 2016, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity (deficit) of an enterprise, other than those resulting from shareholder transactions. Accordingly, comprehensive income (loss) may include certain changes in shareholders’ equity (deficit) that are excluded from net income (loss). For the years ended December 31, 2017 and 2016, the Company’s comprehensive loss is the same as its net loss.

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

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update is not expected to have a material effect on our financial statements.

In February 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements.” This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. This update will be applied on a retrospective basis, wherein the balance sheet of each period presented will be adjusted to reflect the effects of applying the new guidance.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

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

•	ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;

•	ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and

•	ASU No. 2016-19, Technical Corrections and Improvements

Note 2 – Property and Equipment

Property and equipment consisted of the following as of December 31,:

	2017	2016
Furniture and fixtures	$ 18,000	$ -
Software	10,000	10,000
Equipment	1,000	1,000
	29,000	11,000
Accumulated depreciation	(12,000)	(11,000)
Property and equipment, net	$ 17,000	$ -

Depreciation expense for the years ended, December 31, 2017 and 2016 was $1,000 and $2,000, respectively.

Note 3 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31,

	2017	2016
Accounts payable	$ 727,000	$ 96,000
Accrued expense	97,000	27,000
Interest payable - related party	17,000	12,000
Accrued stock compensation	-	360,000
Total accounts payable and accrued liabilities	$ 841,000	$ 495,000

Note 4 – Line of credit – Related Party

On December 31, 2013, the Company entered into an unsecured line of credit agreement with a credit limit of up to $200,000 with an officer and a stockholder, bearing interest at a fixed rate of 7.5% per annum. Net advances and any accrued and unpaid interest are due no later than December 2018. The outstanding balance on the line of credit at December 31, 2017 and 2016 was $40,000 and $86,000, respectively, and accrued and unpaid interest was $17,000 and $12,000 as of December 31, 2017 and 2016, respectively.

Note 5 – Convertible Promissory Notes

As of December 31, 2017, convertible promissory notes payable consisted of the following:

Principal	$ 643,000
Principal Converted	(46,000)
Net balance	597,000
Additional principal for penalties	429,000
Debt issuance cost	(72,000)
Discount for warrants issued	(84,000)
Discount for beneficial conversion feature	(237,000)
Amortization of discount	278,000
Notes payable, net	$ 911,000

In March 2017, the Company issued two convertible promissory notes both in the amount of $110,000 for an aggregate principal amount of $220,000 (the “March Notes”). The total proceeds were approximately $197,000, due to approximately $23,000 for debt issuance costs. Also, the Company paid a one-time fee of $10,000 to a consultant related to services provided associated with the March Notes. The March Notes accrue interest at 10% per annum with the principal and accrued interest due and payable in October 2017. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. Each holder was issued a warrant to purchase 187,500 shares, for a total of 375,000 shares, of the Company’s common stock with an exercise price of $0.12 per share, subject to adjustments. There is an adjustment to the exercise price if and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid. If the price of the stock goes below $0.05, the 65% figure shall reduce to 50%.  For one of the note, if the borrower fails to maintain its status as "DTC Eligible" for any reason or if the conversion price is less than $0.01, the Variable conversion price shall be redefined to mean forty percent (40%) multiple by the Market Price.  For the other note, if the Company is unable to deliver the convertible shares in a timely manner, an additional 15% discount was provided to one of the convertible note.

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

As of December 31, 2017, several of the March Notes default provisions were triggered. The defaults caused i) the interest rate to adjust to 24%, ii) the conversion price to be 35% and 40% of the of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid and iii) the number shares and strike price for the warrants were adjusted to a total of 8,294,931 and $0.005425 per share, respectively.

In May 2017, the Company issued a convertible promissory note in the amount of $110,000 (the “May Note”). The total proceeds were approximately $99,000, due to approximately $11,000 for debt issuance costs. Also, the Company paid a one-time fee of $10,000 to a consultant related to services provided associated with the May Note. The May Note accrues interest at 10% per annum with the principal and accrued interest due and payable in December 2017. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. The holder was issued a warrant to purchase 187,500 shares of the Company’s common stock with an exercise price of $0.12 per share, subject to adjustments. There is an adjustment to the exercise price if an and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 65% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid. If the price of the stock goes below $0.05, the 65% figure shall reduce to 50%.  If the borrower fails to maintain its status as "DTC Eligible" for any reason or if the conversion price is less than $0.01, the Variable conversion price shall be redefined to mean forty percent (40%) multiple by the Market Price. There is also an adjustment if the stock becomes chilled or in the case of dilutive issuances.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value $14,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 332%, rate of quarterly dividends 0% and a risk-free interest rate of 1.79%

The Notes embedded effective conversion price was below market rate on the date of issuance. The discount allocated to the beneficial conversion feature was approximately $9,000.

As of December 31, 2017, the Company triggered several of the May Note default provisions. The defaults caused i) the interest rate to adjust to 24%, ii) the conversion price to be 40% of the of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid and iii) the number of shares and strike price for the warrants were adjusted to 4,147,465 and $0.005425 per share, respectively.

In July 2017, the Company issued a convertible promissory note in the amount of $110,000 (the “July Note”). The total proceeds were approximately $100,000, due to approximately $10,000 for debt issuance costs. Also, the Company paid a one-time fee of $5,000 to a consultant related to services provided associated with the July Note. The July Note accrues interest at 10% per annum with the principal and accrued interest due and payable in July 2018. The principal amount and all accrued interest are convertible into shares of the Company’s common stock at a rate $0.10 per share, subject to adjustments for events of default. The holder was issued a warrant to purchase 187,500 shares of the Company’s common stock with an exercise price of $0.12 per share, subject to adjustments. There is an adjustment to the exercise price if an and when the Company sells or grants an option to purchase any common stock or securities entitling the right to acquire shares of the Company’s common stock at an effective price per share less than the exercise price. Events of default include non-compliance with the Exchange Act. Should the Company be found in default, the interest rate would be adjusted to 24%, and the conversion rate would be adjusted to the lower of $0.10 or 60% of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid. If the Company is unable to deliver the convertible shares in a timely manner, an additional 15% discount was provided.  There is also an adjustment if the stock becomes chilled or in the case of dilutive issuances.

The Company determined that the adjustments to the exercise price of the warrants caused the warrants to be treated as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Since the warrants are a derivative they are accounted for at fair value on the date of issuance. The fair value $16,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model were term of the warrants 5 years, volatility rate of 323%, rate of quarterly dividends 0% and a risk-free interest rate of 1.87%

The Notes embedded effective conversion price was below market rate on the date of issuance. The discount allocated to the beneficial conversion feature was approximately $18,000.

As of December 31, 2017, the Company triggered several of the May Note default provisions. The defaults caused i) the interest rate to adjust to 24%, ii) the conversion price to be 30% of the of the average of the 2 lowest sale prices and trading prices as defined in the agreements during the 25 consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower, or $0.00001 if the Company loses the bid and iii) the number shares and strike price for the warrants were adjusted to 4,147,465 and $0.005425 per share, respectively.

In December 2017, the Company issued a convertible promissory note in the amount of $88,000 (the “December Note”). The total proceeds were approximately $85,000, due to approximately $3,000 for debt issuance costs. The December Note accrues interest at 8% per annum with the principal and accrued interest due and payable in September 2018. The principal amount and all accrued interest are convertible into shares of the Company’s common stock beginning on the 181st day from the issuance date until the later of the maturity date or upon an event of default. The principal and all unpaid and accrued interest is convertible at a rate calculated at 63% of the average for the lowest three trading prices for the Company’s common stock during the 10-day period ending on the latest complete trading day prior to the conversion date. Events of default include, the following among others, non-compliance with the Exchange Act, delisting of the Company’s common stock, financial statement restatements and cross default with other financial instruments. Should the Company be found in default, the interest rate would be adjusted to 22% and the amount due would be equal to 150% or 200% of  the sum of the then outstanding principal amount of the note, accrued and unpaid interest on the unpaid principal amount of the note to the date of payment, default interest, if any, on the amounts referred to above.

The December Note contains a prepayment provision. If the December Note is paid in full prior to 30 days after the issued date the principal payment would be 112% of the amount of the promissory note. The prepayment penalty increase by 5% for each 30-day period following for total amount of 137% on the 180th day, at which the Company shall have no right to prepay the principal amount.

The Company determined that the variable conversion rate of the December Note would be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Therefore, the conversion feature was accounted for at fair value on the date of issuance. The fair value $174,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model was a term of 0.77 years, volatility rate of 281%, rate of quarterly dividends 0% and a risk free interest rate of 1.73%. The original fair value was first recorded as a note discount for $88,000 and the remaining $86,000 was recorded as financing expenses.

In accordance with ASC 470 - Debt, the Company has allocated the cash proceeds amount of the March, May, July and December Notes between the debt issuance costs, warrants and beneficial conversion feature. The debt issuance cost totaled approximately $72,000, the fair value of the warrants allocated totaled approximately $84,000 and the embedded beneficial conversion totaled approximately $237,000 are being amortized and expensed over the term of the loans. For the year ended December 31, 2017, the amortization expense was approximately $278,000.

During the year ended December 31, 2017, the certain of the convertible note holders converted principal and accrued interest of approximately $46,000 and $11,000, respectively. The Company was required to issue 4,900,000 shares of the Company’s common stock with a fair market value, as of the dates of issuance, of approximately $151,000.

As of December 31, 2017, the Company is in default for the March, May and July Notes. Both the March and May Notes have matured, and the July Note is in cross default. The Company was required to record a $15,000, in the aggregate $30,000, default penalty for each of the March and May Note not being paid on maturity.

One of the March Notes and the May note require the Company to record a $15,000, in aggregate $30,000, if the conversion price drops below $0.01.

One of the March Notes and the July Note required the Company to record a penalty of 100% of the then outstanding principal and interest as of the date of default. The penalty amount was approximately $204,000. The other March Note and the May Note required the Company to record a penalty of 50% of the then outstanding principal and interest as of the date of default. The penalty amount was approximately $225,000.

The total penalties amounted to approximately $429,000, which was recoded as a financing expense.

Since the March, May and July Notes were in default the Company was required to record a derivative liability for the variable conversion price. The derivative as of the date of default was approximately $301,000, which was recorded as a financing expense.

As of December 31, 2017, the Company’s derivative liabilities were $6,128,000. The derivative liabilities consisted of the fair value of the Company’s issued and outstanding warrants to purchase the Company’s common stock and the beneficial conversion feature for the outstanding convertible promissory notes. The fair value was determined as of December 31, 2017 using the Black-Scholes Option Pricing Model. The assumptions used in the Black-Scholes Pricing Model was terms ranging between .001 and 5.0 years, volatility rate of 281%, rate of quarterly dividends 0% and a risk-free interest rate of 1.47%.

Also, see Note – 6 Equity Line of Credit for additional convertible promissory notes.

Note 6 – Equity Line of Credit

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

Note 7 – Commitments and Contingencies

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

Future minimum lease payments under the non-cancelable operating lease for the years ending December 31, are as follows:

Amount
2018	$ 242,000
2019	250,000
2020	259,000
2021	271,000
2022	285,000
thereafter	48,000
Total minimum future lease payments	$ 1,355,000

For the year ended December 31, 2017, the Company incurred approximately $60,000 of rent expense under this lease agreement.

Litigation

During the ordinary course of business, the Company is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Employment Agreement

In December 2017, the Company entered into an employment agreement (“Employment Agreement”) with the Company’s Chief Executive Officer (“CEO”) with a term from January 1, 2018 and expiring on December 31, 2020 (“Term”). Effective as of the expiration date and as of each annual anniversary date thereof, the Term shall be extended for an additional one-year period unless, (i) not later than 6 months prior to such an automatic extension date, the Company shall have given written notice to the CEO that the Term shall not be so extended or (ii) not later than six months prior to such an automatic extension date, the CEO shall have given written notice to the Company that the Term shall not be so extended. If the Company cancels the Agreement, the CEO is entitled to severance pay equal to one year of the CEO’s base annual salary at the rate applicable on the date of cancellation.

The Agreement provides the CEO with an annual salary of $150,000 for the year ending December 31, 2018, $250,000 for each of the years ending December 31, 2019 and 2020. Also, the CEO was granted an option to purchase 31,000,000 shares of the Company’s common stock vesting 7,000,000 options on December 31, 2017 and 8,000,000 options on each date of December 31, 2018, 2019 and 2020 with an exercise price of $0.0237.

Also, the Agreement provides for an inventive bonus for each of the years ending December 31, 2018, 2019 and 2020. The milestone are as follows:

Milestones to be achieved by the Company	Percentage of bonus based on annual salary	Pass (25%)	Met (50%)	Exceeded (100%)
Annual revenue growth	40%	100%	200%	300%
Stock price increase from fourth quarter Variable Weighted Average Stock Price (“VWAP”) to the following years 4Q VWAP	20%	200%	400%	600%
Number of new Enterprise accounts with avg. monthly revenue greater than $2,000	20%	30	65	100
Timely filing of all required disclosures	5%	All	All	All
Equity capital raised	10%	$1mm	$2.5mm	$4mm
Global driver supply	5%	+ 20%	+ 40%	+60%
Total	100%

Note 8 – Stockholders’ Equity

Shares of the Company’s Stock

In August 2017, the Company amended its articles of incorporation to authorize two classes of stock, designated as common stock and preferred stock. The number of shares of common stock authorized was 500,000,000 with a par value of $0.001 per share. The number of shares of preferred stock authorized was 10,000,000 with a par value of $0.001 per share.

In October 2017, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The Board of Directors authorized the designation of 1,000,000 shares of series A preferred stock. The terms of the Certificate of Designation of the series A preferred stock, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of series A preferred stock and each series A preferred stock share are not convertible into shares of our common stock.

Unissued Common Stock

As of April 6, 2018, all unissued common stock are reserved for the conversion of the Company’s Convertible Promissory Notes.

Issuance of Common stock

In 2016, the Company entered into agreements for consulting services from September 2016 through February 2017, under which the Company agreed to issue 6,000,000 shares of common stock. The Company recognized $360,000 of expense related to these services in 2016. For the year ended December 31, 2017, the Company recognized an additional expense of $360,000 related to these services and issued 6,000,000 shares of common stock.

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

Also in May 2017, the Company entered into an agreement for financing consulting services for a period of six months. As part of the consultant was to receive 1,200,000 shares of the Company’s common stock with 600,000 shares issued upon the execution of the agreement and the remaining 600,000 shares issued 90 days from the execution of the agreement.  The Company issued the first tranche of shares, but the contract was canceled prior to the issuance of the second tranche. For the year ended December 31, 2017, the Company recorded an expense of approximately $48,000 for the fair value of the shares issued. The fair value was determined based on the fair market value of the Company’s common stock on the date of issuance.

Stock Options

In December 2017, the Company granted the CEO options (“Options”) to purchase 31,000,000 shares of the Company’s common stock vesting 7,000,000 options on December 31, 2017 and 8,000,000 options on each date of December 31, 2018, 2019 and 2020 with an exercise price of $0.0237. The Options had contractual live of five years, had exercise price of $0.0237 and had vesting terms over three years. The Company will expense the value of the Options over the vesting period of three years. The Company valued the Options using the Black-Scholes pricing model on the date of grant with and expected live of five years, a risk-free interest rate of 2.2%, expected volatility of 281% and an annual dividend yield of zero. The total value of the options issued was approximately $588,000 which will be recognized over vesting terms.  The risk-free interest rate assumption for Options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Options. The expected term of the Option was calculated using the simplified method which takes into consideration the contractual and vesting terms of the options. The Company determined the expected volatility assumption for the Options using the historical volatility of the Company’s common stock. The dividend yield assumption for the Options is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The total options outstanding as of December 31, 2017 was 31,000,000 with an exercise price of $0.0237 and a remaining life of five years. Of the stock options outstanding as of December 31, 2017, 7,000,000 of the options were exercisable.

As of December 31, 2017, there was approximately $455,000 of total unrecognized compensation cost for the Options. That cost is expected to be recognized over the next three years as follows is approximately: 2018 - $278,000, 2019 - $127,000, and 2020 - $50,000.

Stock option expense for the year ended December 31, 2017 was $133,000 and included within officers salary in the accompanying statement of operations.

Warrants

The following table summarizes the issued and outstanding warrants

	Number of Warrants	Strike Price	Issue Date	Termination Date
Balance outstanding as of January 1, 2017	-
Issued with March Notes	4,147,465	0.0054	3/2/2017	3/1/2022
Issued with March Notes	4,147,465	0.0054	3/6/2017	3/5/2022
Issued with May Notes	4,147,465	0.0054	5/26/2017	5/25/2022
Issued with July Notes	4,147,465	0.0054	7/14/2017	7/13/2022
Issued with equity line of credit	89,285,714	0.0056	8/11/2017	8/10/2022
Issued with equity line of credit	89,285,714	0.0056	9/15/2017	9/14/2022
Balance outstanding as of December 31, 2017	195,161,288

As of December 31, 2017, the Company has an additional 179,935,554 of potential dilutive shares associated with the outstanding convertible promissory notes as of December 31, 2017.

Note 9 - Income Tax

The Company had no deferred tax provision for the years ended December 31, 2017 and 2016 due to a full valuation allowance on its net deferred tax assets. At December 31, 2017 and 2016, the Company had cumulative federal and state net operating loss carry forwards of approximately $4,800,000 and $2,500,000, respectively, which begin to expire in 2034.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning.

Components of net deferred taxes, including a full valuation allowance, consisted of the follows at December 31,:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$ 1,436,000	$ 1,028,000
Stock based compensation	39,000	154,000
Accrued expenses	17,000	-
State tax - deferred	(100,000)	(81,000)
Total deferred tax assets	1,392,000	1,101,000

Less: Valuation allowance	(1,392,000)	(1,101,000)

Net deferred tax assets	$ -	$ -

Reconciliations of the United States federal statutory rate to the actual tax rate are as follows for the period ended December 31:

	2017	2016
Federal tax at statutory rate	34.0%	34.0%
Impact of federal tax rate change	(6.9)	-
Permanent differences:
Derivative expense	(24.8)	-
State taxes, net of federal benefit	1.8	6.0
Other	(0.4)	4.8
Temporary differences:
Change in valuation allowance	(3.7)	(44.8)
Total provision	-%	-%

The Company reorganized from a sole proprietorship to a corporation in October 2014. Accordingly, net operating losses that were incurred prior to the reorganization were not carried over to the corporation. The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $1,392,000 and $1,101,000, respectively. The net operating losses will begin to expire in 2034. Management believes it is more likely than not that the deferred tax assets as of December 31, 2017 will not be realized based on the management’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized. Therefore, full valuation allowances were set up for these deferred tax assets as of December 31, 2017 and 2016.

For the years ended December 31, 2017 and 2016, the Company’s effective tax rate differs from the federal statutory rate due to state income taxes, nondeductible expenses, and the full valuation allowance.

Note 10 -  Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through April 13, 2018. The following event have occurred:

Conversion of Convertible Promissory Notes

As of the issuance of these financial statements the Company issued 12,700,000 shares of the Company’s common stock for the conversion of approximately $44,000 and $7,000 of principal and accrued interest for the March Notes.

Issuance of Convertible Promissory Note

In February 2018, the Company issued a convertible promissory note in the amount of $43,000 (the “February 2018 Note”). The total proceeds were approximately $40,000, due to approximately $3,000 for debt issuance costs. The February 2018 Note accrues interest at 8% per annum with the principal and accrued interest due and payable in November 2018. The principal amount and all accrued interest are convertible into shares of the Company’s common stock beginning on the 181st day from the issuance date until the later of the maturity date or upon an event of default. The principal and all unpaid and accrued interest is convertible at a rate calculated at 63% of the average for the lowest three trading prices for the Company’s common stock during the 10-day period ending on the latest complete trading day prior to the conversion date. Events of default include, the following among others, non-compliance with the Exchange Act, delisting of the Company’s common stock, financial statement restatements and cross default with other financial instruments. Should the Company be found in default, the interest rate would be adjusted to 22% and the amount do would be equal to 150% times the sum of the then outstanding principal amount of the note, accrued and unpaid interest on the unpaid principal amount of the note to the date of payment, default interest, if any, on the amounts referred to above. The February 2018 Note contains a prepayment provision. If the February 2018 Note is paid in full prior to 30 days after the issued date the principal payment would be 112% of the amount of the promissory note. The prepayment penalty increase by 5% for each 30-day period following for total amount of 137% on the 180th day, at which the Company shall have no right to prepay the principal amount.

Business Credit Loans

Subsequent to December 31, 2017, the Company borrowed approximately $206,000 from several finance companies. The total amount to be repaid is approximately $260,000. The payment terms vary from daily payments, approximately $1,222 over four to six months, weekly payments, of approximately $2,300 over twelve months, and monthly payments, of approximately $2,100, over the next 12 months.

In February 2018, the Company amended its articles of incorporation to authorize two classes of stock, designated as common stock and preferred stock. The number of shares of common stock authorized was 700,000,000 with a par value of $0.001 per share. The number of shares of preferred stock authorized was 10,000,000 with a par value of $0.001 per share.

In April 2018, the Company amended its articles of incorporation to authorize two classes of stock, designated as common stock and preferred stock. The number of shares of common stock authorized was 1,200,000,000 with a par value of $0.001 per share. The number of shares of preferred stock authorized was 10,000,000 with a par value of $0.001 per share.

Issuance of Preferred Stock

In January 2018, the Company agreed to convert $50,000, of the Deferred compensation – Officer, into 1,000,000 shares of Series A Preferred Stock.

In January 2018, the Company agreed for the CEO to convert approximately $166,000 of amounts owed to the CEO for the exercise of 7,000,000 stock options. However, the Company did not have enough available shares of the Company’s common stock to fulfil the exercise.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 16, 2017, the Company dismissed its independent registered public accounting firm, Squar Milner LLP (the “Former Accountant”). The Company's decision to dismiss the Former Accountant was approved by its Board of Directors on March 1, 2017.

The reports of the Former Accountant on Flitways’ financial statements for the years ended December 31, 2015 and 2014 contained no adverse opinion or disclaimer of opinion and were modified as to uncertainty regarding Flitways’ ability to continue as a going concern. The Former Accountant identified several control deficiencies which were deemed to be material weaknesses in the Company’s internal control by the Former Accountant. The material weaknesses identified were the following:

•	Inadequate design of internal control over the preparation of the financial statements being audited.

•	Inadequate design of internal control over a significant account or process.

•	Inadequate documentation of the components of internal control.

•	Insufficient control consciousness within the Company.

•	Failure to identify material misstatement and assessing the risk of material misstatement.

•	Ineffective response to identified significant risks.

•	Absence of segregation of duties within a significant account or process.

•	Absence of controls over the safeguarding of assets.

•

Inadequate design of information technology (IT) general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs.

•	Lack of the qualifications and training to fulfill accounting functions.

•	Inadequate design of monitoring controls used to assess the design and operating effectiveness of the Company’s internal control over time.

•	Absence of a risk assessment process within the Company.

Since October 27, 2016 (the date of appointment of the Former Accountant) through to February 16, 2017, the date of dismissal, there have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference thereto in its report on the Company’s financial statements.

Effective March 3, 2017, the Company engaged Rose, Snyder & Jacobs LLP (“Rose, Snyder & Jacobs”) to serve as the Company’s new independent registered public accounting firm. The engagement of Rose, Snyder & Jacobs as the Company’s new independent registered public accounting firm was approved by the Company’s Board of Directors. Neither the Company, nor anyone on its behalf, consulted Rose, Snyder & Jacobs during the Company’s two most recent fiscal years and any subsequent interim period prior to the Company’s engagement of Rose, Snyder & Jacobs regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of December 31, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to inadequate internal controls over financial reporting, and the lack of segregation of duties in our financial reporting process. We do not have a separately designated audit committee or independent director. These weaknesses are due to our lack of excess working capital required to hire additional resources. To remedy these material weaknesses, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Rose Snyder & Jacobs LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our current directors and officers are as follows:

Name	Age	Position
Tobi Mac Aro	33	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

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

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that non Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2017 were filed.

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

Director Nominees

As of December 31, 2017 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2017 and 2016.

Summary Compensation

						Non-Equity	Non-qualified
						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings		Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tobi Mac Aro,
President, CEO, CFO, Secretary, Treasure and sole Director	2017	120,000	0	0	133,000	0	0	0	253,000

	2016	79,000	0	0	0	0	0	0	79,000

Mr. Aro spends approximately 100% of his time on our business.

(1)

In December 2017, the Company granted the CEO options (“Options”) to purchase 31,000,000 shares of the Company’s common stock vesting 7,000,000 options on December 31, 2017 and 8,000,000 options on each date of December 31, 2018, 2019 and 2020 with an exercise price of $0.0237. The Options had contractual live of five years, had exercise price of $0.0237 and had vesting terms over three years.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2017, our President held 31,000,000 stock options, of which 7,000,0000 vested in 2017 and exercised in January 2018. The remaining 24,000,000 stock options vest through 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of April 6, 2018, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 6, 2018, there were 77,849,281 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Beneficial Owner (a)	Title of Class of Stock	Amount and Nature of Beneficial Ownership (b)	Percent of Class (c)
Tobi Mac Aro	Common Preferred Series A	39,600,000 1,000,000*	50.9% 100%
All Current Directors and Executive Officers as a Group (1 Person)	39,600,000 common shares 1,000,000 Series A Preferred		50.9% 100%

(a) The address for each Beneficial Owner is c/o Flitways Technology, Inc., 600 Corporate Pointe, Suite 550, Culver City, CA 90230

(b) The person named in this table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(c) Based on 77,849,281 shares of common stock outstanding, and 1,000,000 shares of Series A Preferred Stock outstanding as of April 4, 2018.

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

Change of Control

As of December 31, 2017 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

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

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditor, Rose, Snynder & Jacobs, LLP for the years ended December 31, 2017 and 2016, respectively and any other fees billed for other services rendered during that period.

	Year ended December 31,	Year ended December 31,
	2017	2016
Description of Service	($)	($)
Audit fees	45,000	15,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	45,000	15,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2017

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation
3.2	Bylaws
3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed November 14, 2017)
4.1	Common Stock Purchase Warrant dated August 11, 2017, issued to L2 Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 28, 2017)
4.2	Convertible Promissory Note dated August 11, 2017, issued to L2 Capital, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 28, 2017)
4.4	Convertible Promissory Note dated July 14, 2017, issued to EMA Financial, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 2, 2017)
4.5	Common Stock Purchase Warrant dated July 14, 2017, issued to EMA Financial, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 2, 2017)
4.6	Convertible Promissory Note dated March 2, 2017, issued to EMA Financial, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed April 17, 2017)
4.7	Convertible Promissory Note dated March 6, 2017, issued to Auctus Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 17, 2017)
10.1

Equity Purchase Agreement dated August 11, 2017 between FlitWays Technology Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2017)

10.2 10.3 10.4

Registration Rights Agreement dated August 11 between FlitWays Technology Inc. and L2 Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 28, 2017)

Amendment #1 to the Equity Purchase Agreement, Note, Warrant, and Registration Rights Agreement entered into on September 15, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2017)

Cancellation Agreement entered into on September 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2017)

10.5

Securities Purchase Agreement dated July 14, 2017 by and between FlitWays Technology Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2017)

10.6

Share Exchange Agreement dated June 29, 2016 by and among FlitWays Technology Inc., Cataca Resources, Inc., and the shareholders of FlitWays Technology Inc. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed September 7, 2016)

10.7

Stock Purchase Agreement dated September 6, 2017 by and between Tobi Mac Aro, Edward Barrios, and Maxwell Ramos. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed September 6, 2016).

10.8

Office Lease dated September, 2017 between REEP-OFC Corporate Pointe CA, LLC and FlitWays Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2017)

10.9

Employment Agreement dated December 28, 2017 between FlitWays Technology, Inc. and Tobi Mac Aro (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2017)

16.1	Letter from Squar Milner LLP dated March 8, 2017 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed March 9, 2017)
16.2	Letter from PLS CPAs dated October 27, 2016 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed November 2, 2016)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 17, 2018

FLITWAYS TECHNOLOGY INC.

By:	/s/ Tobi Mac Aro
Tobi Mac Aro
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tobi Mac Aro	President, Chief Executive Officer,	April 17, 2018
Tobi Mac Aro	Secretary, Treasurer, Chief Financial
Officer and Director