Form 10-K/A
period 2016-12-31
Flitways Technology Inc.
filed 2018-04-30
CIK 1582919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No.1

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 18, 2017, and  is being filed solely to correct a typographical error on the cover page of the Form 10-K, to check the box marked “No” (instead of the box marked “Yes”) with respect to whether the Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act), and to correct that the Company does have a class of stock registered under section 12(g) of the Exchange Act.

This Amendment speaks as of the Original Filing and does not reflect any events that may have occurred subsequent to the Original Filing date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on April 18, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

Item 15. Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit	Exhibit
Number	Description
*4.1	Convertible promissory note - March 2, 2017
*4.2	Convertible promissory note - March 6, 2017
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*EX-101.INS	XBRL Instance Document
*EX-101.SCH	XBRL Taxonomy Extension Schema
*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Incorporated by reference from the Company’s Annual Report on Form 10K filed with the SEC on April 18, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

FLITWAYS TECHNOLOGY INC.

Date: April 30, 2018	By:	/s/ Tobi Mac Aro
Tobi Mac Aro
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tobi Mac Aro	President, Chief Executive Officer,	April 30, 2018
Tobi Mac Aro	Secretary, Treasurer, Chief Financial
Officer and Director