Form 10-Q
period 2018-03-31
Flitways Technology Inc.
filed 2018-06-15
CIK 1582919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [   ]        Smaller reporting company [ X]      Emerging growth Company [  ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).2  Yes [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 8, 2018, the registrant had 86,649,281 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

 Condensed Consolidated Financial Statements

March 31, 2018 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	F-2

Condensed Consolidated Statements of Operations (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5

FLITWAYS TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 5,000	$ 46,000
Accounts receivable, net	115,000	107,000
Prepaid expenses	-	20,000
Total Current Assets	120,000	173,000
Property and equipment, net	16,000	17,000
Other assets	47,000	47,000
Total Assets	$ 183,000	$ 237,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Account payable and accrued liabilities	$ 1,045,000	$ 841,000
Deferred compensation – officer	166,000	203,000
Line of credit – related party	27,000	40,000
Notes payable	134,000	-
Convertible promissory notes, net of discounts	987,000	911,000
Derivative liability	5,307,000	6,128,000
Total Current Liabilities	7,666,000	8,123,000

Stockholders' Deficit
Preferred stock: 10,000,0000 shares authorized $0.001 par value; 1,000,000 and zero shares issued and outstanding	1,000	-
Common stock: 700,000,000 shares authorized $0.001 par value; 77,849,281 and 65,149,281 shares issued and outstanding	78,000	65,000
Additional paid in capital	3,717,000	3,431,000
Accumulated deficit	(11,279,000)	(11,382,000)

Total Stockholders' Deficit	(7,483,000)	(7,886,000)

Total Liabilities and Stockholders' Deficit	$ 183,000	$ 237,000

The accompanying notes are an integral part of these financial statements.

FLITWAYS TECHNOLOGY INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2018	2017
Revenues, net	$ 382,000	$ 203,000
Cost of revenues	360,000	118,000
Gross profit	22,000	85,000

Operating expenses
Core technology and development expenses	54,000	27,000
Officer compensation	108,000	30,000
General and administrative expenses	306,000	542,000
Total operating expenses	468,000	599,000

Loss from operations	(446,000)	(514,000)

Other income (expense)
Interest expense	(182,000)	(29,000)
Financing expense	(14,000)	-
Change in fair value of derivative liability	745,000	19,000
Total other income (expense)	549,000	(10,000)

Income (loss) before provision for income taxes	103,000	(524,000)

Provision for income taxes	-	-

Net Income (loss)	$ 103,000	$ (524,000)

Income (loss) per common share - basic	0.00	(0.01)
Income (loss) per common share - diluted	$ 0.00	$ (0.01)

Weighted average number of share outstanding basic	70,300,392	56,416,921
Weighted average number of shares outstanding diluted	700,000,000	56,416,921

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2018	2017

OPERATING ACTIVITIES
Net income (loss)	$ 103,000	$ (524,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,000	-
Amortization of debt discounts	65,000	26,000
Change in fair value of derivative liability	(745,000)	(19,000)
Fair value of derivative liability expensed at inception	15,000	-
Shares issued for services	-	731,000
Debt default penalty expense	54,000	-
Stock option expense	70,000	-
Changes in operating assets and liabilities
Accounts receivable	(8,000)	(8,000)
Prepaid expenses	20,000	-
Accounts payable and accrued liabilities	210,000	(371,000)
Deferred compensation - officer	13,000	6,000
Net cash used in operating activities	(201,000)	(159,000)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,000)	-
Net cash used in investing activities	(1,000)	-

FINANCING ACTIVITIES
Payments - line of credit - related party	(13,000)	(7,000)
Proceeds from the issuance of notes payable	140,000	-
Payments for notes payable	(6,000)	-
Proceeds from the issuance of convertible promissory notes, net	40,000	188,000
Net cash provided by financing activities	161,000	181,000

NET INCREASE (DECREASE) IN CASH	(41,000)	22,000

CASH AT BEGINNING OF PERIOD	46,000	76,000

CASH AT END OF PERIOD	$ 5,000	$ 98,000

Supplemental Disclosures:
Cash paid for interest	$ 3,000	$ -
Cash paid for income taxes	$ -	$ -
Convertible promissory notes converted to common stock	$ 180,000	$ -
Due to related party converted to preferred stock	$ 50,000	$ -

The accompanying notes are an integral part of these condensed financial statements

FLITWAYS TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2018

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

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $642,000, before the gain on change in fair value of derivative, for the three months ended March 31, 2018, and had an accumulated deficit of approximately $11,279,000 as of March 31, 2018. Since inception, the Company has financed its activities principally through debt financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. These factors indicate that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party, suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund its operations and generating a level of revenues adequate to support the Company’s cost structure. During the three months ended March 31, 2018, the Company issued a convertible promissory note, for cash, in the principal amount of $43,000, with net proceeds of approximately $40,000 and borrowed approximately $140,000 from several finance companies.

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

Financial assets and liabilities carried at fair value, measured on a recurring basis as follows:

March 31, 2018
Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative liability	$ -	$ -	$ 5,307,000	$ 745,000
Total	$ -	$ -	$ 5,307,000	$ 745,000

Our Level 3 fair value liabilities represent the fair value of warrants and beneficial conversion feature recorded related to the convertible notes outstanding at March 31, 2018. The change in the balance of the warrant liabilities during the three months ended March 31, 2018 was calculated using the Black-Scholes Model, which is classified as a gain on change in fair value of derivative liability in the consolidated statement of operations. The Black-Scholes Model does take into consideration the Company’s stock price, historical volatility, and risk-free interest rate.

The following table provides a summary of the changes in fair value of the Company’s derivative liabilities, which are Level 3 liabilities for the three months ended March 31, 2018:

Balance at January 1, 2018	$ 6,128,000
Fair value of warrants and conversion features issued	54,000
Fair value of warrants and conversion features converted	(130,000)
Change in value of warrants and conversion features	(745,000)

Balance at March 31, 2018	5,307,000

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of outstanding common shares during each of the periods presented. Diluted net income per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, assuming the conversion, exercise, or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. If the inclusion of common stock equivalents in the weighted average number of common shares outstanding would be anti-dilutive these items would be omitted from the calculation of net income (loss) per common share. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method.

The components of basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
Numerator - net income (loss)	$ 103,000	$ (524,000)

Denominator
Weighted-average number of common shares outstanding	70,300,392	56,416,921
Dilutive effect of warrants and conversion feature	629,699,608	-

Common stock and common stock equivalents used for diluted earnings (loss) per share	700,000,000	56,416,921

The Company did not have authorized shares to honor all the outstanding dilutive instruments outstanding as of March 31, 2018. The shortfall is approximately 150,000,000 shares as of March 31, 2018.

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company adopted this pronouncement as of January 1, 2018. The adoption of this pronouncement had no material impact on the Company’s consolidated results of operations, cash flows and financial position.

Note 2 – Notes payable

During the three months ended March 31, 2018, the Company borrowed approximately $140,000 from several finance companies. The total amount to be repaid is approximately $170,000. The payment terms vary from daily payments, weekly or monthly. The outstanding principal balances, in the aggregate, as of March 31, 2018 was approximately $134,000, and these notes mature through March 2019.

Note 3 - Convertible Promissory Notes

As of March 31, 2018, convertible promissory notes payable consisted of the following:

Principal	$ 597,000
Additional note	43,000
Principal Converted	(43,000)
Net balance	597,000
Default principal	483,000
Discounts	(93,000)
Notes payable, net	$ 987,000

In February 2018, the Company issued a convertible promissory note in the amount of $43,000 (the “February 2018 Note”). The total proceeds were approximately $40,000, due to approximately $3,000 for debt issuance costs. The February 2018 Note accrues interest at 8% per annum with the principal and accrued interest due and payable in November 2018. The principal amount and all accrued interest are convertible into shares of the Company’s common stock beginning on the 181st day from the issuance date until the later of the maturity date or upon an event of default. The principal and all unpaid and accrued interest is convertible at a rate calculated at 63% of the average for the lowest three trading prices for the Company’s common stock during the 10-day period ending on the latest complete trading day prior to the conversion date. Events of default include, the following among others, non-compliance with the Exchange Act, delisting of the Company’s common stock, failure to issue converted shares, financial statement restatements and cross default with other financial instruments. Should the Company be found in default, the interest rate would be adjusted to 22% and the amount due would be equal to 150% or 200% of the sum of the then outstanding principal amount of the note, accrued and unpaid interest on the unpaid principal amount of the note to the date of payment, default interest, if any, on the amounts referred to above.

The February 2018 Note contains a prepayment provision. If the February 2018 Note is paid in full prior to 30 days after the issued date the principal payment would be 112% of the amount of the promissory note. The prepayment penalty increase by 5% for each 30-day period following for total amount of 137% on the 180th day, at which the Company shall have no right to prepay the principal amount.

The Company determined that the variable conversion rate of the February 2018 Note would be an embedded feature to be bifurcated and accounted for as a derivative in accordance with ASC 818-15 Derivatives and Hedging. Therefore, the conversion feature was accounted for at fair value on the date of issuance. The fair value of approximately $55,000, at issuance, was determined using the Black-Scholes Option Pricing Model. At each reporting period, the change in fair value will be recorded in the statement of operations under other income (expense). The assumptions used in the Black-Scholes Pricing Model was a term of 0.78 years, volatility rate of 278%, rate of quarterly dividends 0% and a risk free interest rate of 1.67%. The original fair value was first recorded as a note discount for $40,000 and the remaining $15,000 was recorded as financing expenses.

As of March 31, 2018, the Company is in default for all but $131,000 of its convertible promissory notes. The Company was required to record an approximately 54,000, default penalty for the quarter ended March 31, 2018.

During the three months ended March 31, 2018, certain of the convertible note holders converted principal and accrued interest of approximately $43,000 and $7,000, respectively. The Company was required to issue 12,700,000 shares of the Company’s common stock with a fair market value, as of the dates of issuance, of approximately $180,000.

Note 4 – Stockholder’s Deficit

In October 2017, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s series A preferred stock. The board of directors authorized the designation of 1,000,000 shares of series A preferred stock. The terms of the certificate of designation of the series A preferred stock, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of series A preferred stock and each series A preferred stock share are not convertible into shares of our common stock.

On January 30, 2018, after review and recommendation from the Board, the Company entered into an agreement for conversion of indebtedness to series A voting preferred stock with its majority shareholder, pursuant to which it was agreed that $50,000 of due to related party would be converted to 1,000,000 shares of the Company’s series A voting preferred stock.

Also, on January 30, 2018, the majority shareholder, elected to exercise his 2017 Options, pursuant to his employment agreement to which it was agreed that approximately $166,000 of the remainder of the notes payable – related party and deferred compensation would be used as payment of the pay the exercise price for 7,000,000 shares of the Company’s common stock. As the Company did not have available sufficient number of authorized shares, the exercise of the option has been suspended until such time the Company has sufficient number of authorized shares to honor the exercise of the stock option.

On March 19, 2018, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital of its common stock from 500,000,000 shares of common stock to 700,000,000 shares of common stock, par value $0.001 per share. The Increase in Authorized was effective with the Nevada Secretary of State on March 19, 2018, when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on February 8, 2018.

Note 5 – Subsequent Events

The Company has evaluated subsequent events through June 14, 2018, the date the condensed consolidated financial statements were available to be issued and concluded that no material subsequent events have occurred that would require recognition in the financial statements or disclosures in the notes to the financial statements except as discussed below:

On May 21, 2018, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital of its common stock from 700,000,000 shares of common stock to 1,200,000,000 shares of common stock, par value $0.001 per share. The increase in authorized was effective with the Nevada Secretary of State on May 21, 2018, when the certificate of amendment was filed. The Increase in authorized was approved by the board of directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on April 5, 2018.

In April 2018, the Company borrowed approximately $67,000 from several finance companies. The total amount to be repaid is approximately $94,000.

During April and May of 2018, certain of the convertible note holders converted principal and accrued interest of approximately $12,000 and $3,000, respectively. The Company was required to issue 8,800,000 shares of the Company’s common stock.

In June 2018, the Company received a letter of demand from one of the convertible note holders (“Noteholder”). The Noteholder asserts the Company has breached several default provisions of the convertible promissory note dated March 6, 2017 (Convertible Note”) in the principal amount of $110,000. The Noteholder has demanded payment of approximately $475,000, or for the Company to cure certain breach of default, as to provide the Noteholder to convert the principal and interest into shares of the Company’s common stock and file the Company’s form 10Q for the three months ended March 31, 2018. Management believes the Company has properly accrued and recorded all penalties and interest due the Noteholder as of March 31, 2018. Should the Company agree with the Noteholders assessment of certain defaults occurring during the quarter ending June 30, 2018, it may record an additional expense and increase its liability to the Noteholder by approximately $270,000 as of the date of the letter.

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

RESULTS OF OPERATIONS

The following table summarizes the Company’s operation results for the three months ended March 31,

	2018	2017	Change
Sales, net	$ 382,000	$ 203,000	$ 179,000	88.2%

Gross profit	$ 22,000	$ 85,000	$ (63,000)	(74.1)%
Gross profit margin	5.8%	41.9%	(36.1)%	(86.2)%

Core technology and development expense	$ 54,000	$ 27,000	$ 27,000	100.0%
Officer Compensation	108,000	30,000	78,000	260.0%
General and administrative expenses	306,000	542,000	(236,000)	(43.5)%
Total operating expenses	$ 468,000	$ 599,000	$ (131,000)
Other income (expenses)
Interest expense	$ (182,000)	$ (29,000)	$ (153,000)	527.6%
Financing expense	(14,000)	-	(14,000)	100.0%
Change in fair value of derivative	745,000	19,000	726,000	3821.1%
Total other income (expense)	$ 549,000	$ (10,000)	$ 559,000

Revenues, net for the three months ended March 31, 2018 increased by 88.2% to $382,000 as compared to $203,000 for the comparable period in 2011. The increase in revenue, net is contributable to an overall increase in business. The Company continues to expand its business.

Gross profit for the three months ended March 31, 2018 decreased by 74.1% to $22,000 as compared to $85,000 for comparable period in 2017. Our cost of sales is comprised of fees paid to the contract drivers and fees paid for the credit card processing services. The decrease in gross profit is contributable the additions of new service providers at a higher rate.

Core technology and development expenses for the three months ended March 31, 2018 increased by 100.0% to $54,000 as compared to $27,000 for comparable period in 2017. The increase in core technology and development expenses is attributable to our continued expansion of the services we provide to our customer. As we identify new services, we are required to update our core technology to handle the new services.

Officer salary for the three months ended March 31, 2018 increased by 206.0% to $108,000 as compared to $30,000 for comparable period in 2017. The increase in officer salary is attributable to stock option expense of approximately $70,000.

General and administrative expenses for the three months ended March 31, 2018 decreased by 43.5% to $306,000 as compared to $542,000 for the comparable period in 2017. The decrease in our general and administrative expense is attributable to (i) increase in employee related cost of approximately $3,000, ( (ii) increase in rent expense of approximately $53,000, (iii) increase in marketing expenses of approximately $8,000, (iv) an increase in general expenses of approximately $151,000, (v) decrease in legal and professional fees of approximately $(31,000) and (vi) decrease in consulting expenses related to corporate structure and other professional fees of approximately $(420,000).

During the three months ended March 31,2018, we had approximately $549,000 of other income related to our convertible debentures used to finance the Company. Of the total financing income (i) we incurred expenses of approximately $182,000 was related to interest, penalties for the default of our debt and amortization of loan discount, (ii) we incurred and expense approximately $14,000 related to the fair value of derivative features bifurcated from the convertible debentures and (iii) we realized income of approximately $745,000 related to the changes in fair value of the derivatives.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2018, net cash used in operating activities was $201,000, compared to $159,000 for the three months ended March 31, 2017.

Cash Flows from Investing Activities

For the three months ended March 31, 2018, we purchased property and equipment for approximately $1,000.

Cash Flows from Financing Activities

We have financed our operations primarily from related party advancements, issuance of notes payable and issuance of convertible notes payable. For the three months ended March 31, 2018, net cash provided by financing activities was $161,000 compared to the three months ended March 31, 2017, which was $181,000.

Liquidity and Capital Resources

As at March 31, 2018 our current liabilities exceed our current assets by approximately $7,546,000, which was comprised of accounts payable and accrued liabilities of approximately $1,045,000, deferred compensation of approximately $166,000, line of credit – related party of approximately $27,000, notes payable of approximately $134,000, convertible notes payable of approximately $987,000 and derivative liabilities of approximately $5,307,000.

These condensed financial statements have been prepared on the assumption that we have the ability to continue as a going concern. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at March 31, 2018, and have an accumulated deficit of approximately $11,279,000 that creates substantial doubt about our ability to continue as a going concern.

Quarterly Events

During the three months ended March 31, 2018, the Company borrowed approximately $140,000 from several finance companies. The total amount to be repaid is approximately $170,000. The payment terms vary from daily payments, weekly or monthly.

In February 2018, the Company issued a convertible promissory note in the amount of $43,000. The total proceeds were approximately $40,000, due to approximately $3,000 for debt issuance costs. The February 2018 Note accrues interest at 8% per annum with the principal and accrued interest due and payable in November 2018. The principal amount and all accrued interest are convertible into shares of the Company’s common stock beginning on the 181st day from the issuance date until the later of the maturity date or upon an event of default. The principal and all unpaid and accrued interest is convertible at a rate calculated at 63% of the average for the lowest three trading prices for the Company’s common stock during the 10-day period ending on the latest complete trading day prior to the conversion date. Events of default include, the following among others, non-compliance with the Exchange Act, delisting of the Company’s common stock, failure to issue converted shares, financial statement restatements and cross default with other financial instruments. Should the Company be found in default, the interest rate would be adjusted to 22% and the amount due would be equal to 150% or 200% of the sum of the then outstanding principal amount of the note, accrued and unpaid interest on the unpaid principal amount of the note to the date of payment, default interest, if any, on the amounts referred to above.

During the three months ended March 31, 2018, the certain of the convertible note holders converted principal and accrued interest of approximately $43,000 and $7,000, respectively. The Company was required to issue 12,700,000 shares of the Company’s common stock with a fair market value, as of the dates of issuance, of approximately $180,000.

On January 30, 2018, the majority shareholder, elected to exercise his 2017 Options, pursuant to his employment agreement to which it was agreed that approximately $166,000 of the remainder of the notes payable – related party and deferred compensation would be used as payment of the pay the exercise price for 7,000,000 shares of the Company’s common stock. As the Company did not have available sufficient number of authorized shares, the exercise of the option has been suspended until such time the Company has sufficient number of authorized shares to honor the exercise of the stock option.

On March 19, 2018, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital of its common stock from 500,000,000 shares of common stock to 700,000,000 shares of common stock, par value $0.001 per share. The Increase in Authorized was effective with the Nevada Secretary of State on March 19, 2018, when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on February 8, 2018.

Subsequent Events

On May 21, 2018, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital of its common stock from Seven Hundred Million (700,000,000) shares of common stock to One Billion Two Hundred Million (1,200,000,000) shares of common stock, par value $0.001 per share. The Increase in Authorized was effective with the Nevada Secretary of State on May 21, 2018, when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on April 5, 2018.

In April 2018, the Company borrowed approximately $67,000 from several finance companies. The total amount to be repaid is approximately $94,000.

During April and May of 2018, certain of the convertible note holders converted principal and accrued interest of approximately $14,000 and $2,000, respectively. The Company was required to issue 6,700,000 shares of the Company’s common.

In June 2018, the Company received a letter of demand from one of the convertible note holders (“Noteholder”). The Noteholder asserts the Company has breached several default provisions of the convertible promissory note dated March 6, 2017 (Convertible Note”) in the principal amount of $110,000. The Noteholder has demanded payment of approximately $475,000, or for the Company to cure certain breach of default, as to provide the Noteholder to convert the principal and interest into shares of the Company’s common stock and file the Company’s form 10Q for the three months ended March 31, 2018. Management believes the Company has properly accrued and recorded all penalties and interest due the Noteholder as of March 31, 2018.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 17, 2018, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As March 31, 2018, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended March 31, 2018, the certain of the convertible note holders converted principal and accrued interest of approximately $43,000 and $7,000, respectively. The Company was required to issue 12,700,000 shares of the Company’s common stock with a fair market value, as of the dates of issuance, of approximately $180,000.

On January 30, 2018, after review and recommendation from the Board, the Company entered into an agreement for conversion of indebtedness to series A voting preferred stock with majority shareholder, pursuant to which it was agreed that $50,000 of the notes payable – related party would be converted to 1,000,000 shares of the Company’s series A voting preferred stock.

We issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

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

FLITWAYS TECHNOLOGY INC.
(REGISTRANT)

Date: June 15, 2018	/s/ Tobi Mac Aro
Tobi Mac Aro
President, Chief Executive Officer, Chief
Financial Officer and Director
(Authorized Officer for Registrant)