Form 10-Q
period 2018-06-30
Flitways Technology Inc.
filed 2018-10-05
CIK 1582919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number 000-55316

FLITWAYS TECHNOLOGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-2489112
State or Other Jurisdiction of Incorporation or Organization

600 Corporate Pointe, Suite 5500 Culver City, California	90230
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code   (855) 710-0915

___________________________________________________

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 8, 2018, the registrant had 86,649,281 shares of common stock outstanding.

FLITWAYS TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

Flitways Technology Inc.

Statement of Financial Position
As at June 30, 2018 (Unaudited)

	Notes	As at June 30, 218 (Unaudited) ($)
ASSETS
Current Assets
Cash and cash equivalents	4	(3,161)
Trade debts		100,833
Undeposited funds	1	1
		97,673
Non Current Assets
Property, plant and equipment	5	17,645
Other assets		47,480
Total Assets		162,799

EQUITY & LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	6	1,075,486
Deferred compensation		177,489
Line of Credit - related party		46,628
		1,299,602
Non Current Liabilities
Notes and other payable	7	136,438
Convertible promissory notes - net of discount	8	1,009,825
Derivate Liabilities	9	6,058,494
		7,204,757
Total Liabilities		8,504,359

Shareholder’s Equity
Preferred stock: 10,000,0000 shares authorized $0.001 value; 1,000,000 and zero shares issued and outstanding		1,000
Common stock: 700,000,000 shares authorized $0.001 par value;		170,055
Preferred stock		6,420,173
Accumulated profit / (losses)		(14,932,789)
		(8,341,560)
Total Liabilities and Shareholders’ Equity		162,799

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Profit and loss

For the Quarter ended June 30, 2018

	Notes	For the Quarter ended June 30, 2018 (Amount in $)
Sales revenue		376,453
Services revenue		272,732
Revenue		649,185
Less: Cost of sales	11	(589,299)
Gross Profit		59,886

Less:
General and administration expenses	12	(506,381)
Advertisement and marketing expenses		(19,199)

Profit / (loss) from operations		(465,695)
Interest expense	13	(295,924)
Change in fair value of derivatives	14	(2,864,124)
		(3,160,047)
Profit / (loss) before tax		(3,625,742)
Provision for income tax		–
Net Profit / (loss)		(3,625,742)

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Shareholders' Equity
As at June 30, 2018 (Unaudited)

	Common Stock		Preferred Stock		Additional paid	Accumulated
	Shares	Amount	Shares	Amount	in capital	Profit	Total
	Amount is $
As at March 31, 2018	148,139,280	148,139	1,000,000	1,000	3,645,335	(11,307,046)	(7,512,573)
	–	21,916	–	–	2,774,839		2,796,755
Profit / (loss) for the period	–	–	–	–		(3,62-5,742)	(3,625,742)
As at June 30, 2018 (Unaudited)	148,139,280	170,055	1,000,000	1,000	6,420,173	(14,932,789)	(8,341,560)

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Cash Flows

For the Quarter ended June 30, 2018

2018
Cash flow from operating activities
(Loss) / profit before income tax	$(3,625,742)

Adjustment for non cash charges and other items:
Depreciation / amortization	1,631
Change in fair value of derivatives	2,864,124
Interest accrued during the period	295,924
Amortization of discount	379,387

Changes in working capital
Decrease / (increase) in Trade debts	15,613
(Decrease) / increase in accounts payable and accrued liabilities	30,486
(Decrease) / increase in deferred compensation	11,500
(Decrease) / increase in Line of credit - related party	19,275
76,874
Cash flow from operating activities	(7,804)

Cash flow from investing activities	–

Cash flow from financing activities

Notes paid during the year	–
Capital injected during the year	–
Cash flow from financing activities	–

Increase/(decrease) in cash and cash equivalents	(7,804)

Cash and cash equivalents at beginning of the year	4,644
Cash and cash equivalents at end of the year	(3,161)

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Notes to the Financial Statements

For the Quarter ended June 30, 2018

1.             LEGAL STATUS AND OPERATIONS

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

2.             BASIS OF PREPARATION

Statement of compliance

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on a going concern basis.

Accounting convention

These financial statements have been prepared on the basis of 'historical cost convention using accrual basis of accounting except as otherwise stated in the respective accounting policies notes.

Management's assessment of going concern

In assessing the going concern status of the Company, management has carefully assessed a number of factors covering the operational performance of the business, the ability to increase the revenue sources of the Company and the appetite of majority shareholder to continue financial support. Based on the analysis of these, management is comfortable that the Company will be able to continue as a going concern in the foreseeable future.

Critical accounting estimates and judgements

The preparation of financial statements in conformity with the approved accounting standards require management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i)              Operating assets - estimated useful life of property, plant and equipment

ii)             Impairment of assets

iii)            Provision for doubtful advances and other receivables (note - 3.4)

v)            Provision for income tax (note - 3.1)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income tax

The tax expense for the year comprises of income tax, and is recognized in the statement of earnings. The income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is accounted for using the balance sheet liability method in respect of all temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred income tax liabilities are recognised for all taxable temporary differences and deferred income tax assets are recognised to the extent that it is probable that taxable profits will be available against which the deductible temporary differences and unused tax losses can be utilized. Deferred income tax is calculated at the rates that are expected to apply to the period when the differences are expected to be reversed.

Trade and other payables

Liabilities for trade and other amounts payable are carried at cost, which is the fair value of the consideration to be paid in future for goods and services received, whether or not billed to the Company.

Provisions

A provision is recognized in the financial statements when the Company has a legal or constructive obligation as a result of past events and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of obligation.

Trade debts, advances and other receivables

These are non-interest bearing obligations due under normal course of business. The management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of period ended is adequate.

Contingent liabilities

A contingent liability is disclosed when the Company has a possible obligation as a result of past events, the existence of which will be confirmed only by the occurrence or non-occurrence, of one or more uncertain future events, not wholly within the control of the Company; or when the Company has a present legal or constructive obligation, that arises from past events, but it is not probable that an outflow of resources embodying economic benefits will be required to settle the obligation, or the amount of the obligation cannot be measured with sufficient reliability.

Financial liabilities

Financial liabilities are recognized when the Company becomes party to the contractual provision of the instruments and the Company loses control of the contractual right that comprise the financial liability when the obligation specified in the contract is discharged, cancelled or expired. The Company classifies its financial liabilities in two categories: at fair value through profit or loss and financial liabilities measured at amortized cost. The classification depends on the purpose for which the financial liabilities were incurred. Management determines the classification of its financial liabilities at initial recognition.

(a)          Financial liabilities at fair value through profit or loss

Financial liabilities at fair value through profit or loss are financial liabilities held for trading. A financial liability is classified in this category if incurred principally for the purpose of trading or payment in the short-term. Derivatives (if any) are also categorized as held for trading unless they are designated as hedges.

(b)          Financial liabilities measured at amortized cost

These are non-derivative financial liabilities with fixed or determinable payments that are not quoted in an active market. These are recognized initially at fair value, net of transaction costs incurred and are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the profit and loss account.

Property, plant and equipment

All equipments are stated at cost less accumulated depreciation and impairment loss. The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, up to the month in which the asset is disposed of. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

Maintenance and normal repair costs are expensed out as and when incurred. Major renewals and improvements are capitalized and assets so replaced, if any are retired.

Useful lives of property, plant and equipment are reviewed by the management on periodic basis and change if any, in the estimates is accounted for on prospective basis.

Gains and losses on disposal of fixed assets, if any, are recognized in statement of profit and loss.

Cash and cash equivalents

Cash and cash equivalents include cash in hand and deposits held at call with banks. For the purpose of the statement of cash flows, cash and cash equivalents bank balances and short term highly liquid investments subject to an insignificant risk of changes in value and with maturities of less than three months.

Revenue recognition

Revenue is recognised to the extent it is probable that the economic benefits will flow to the Company and the revenue can be measured reliably. Revenue is measured at the fair value of the consideration received or receivable for goods sold or services rendered, net of discounts and sales tax and is recognised when significant risks and rewards are transferred.

Functional and presentation currency

Items included in the financial statements are measured using the currency of the primary economic environment in which the Company operates. The financial statements are presented in US (Dollars) which is the Company's presentation currency. All financial information presented in US Dollars has been rounded to the nearest dollar unless otherwise stated.

Foreign currency transactions

Foreign currency transactions are translated into the functional currency using the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the exchange rate prevailing at the statement of financial position date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates are recognized in the profit and loss account.

Contingencies

The assessment of the contingencies inherently involves the exercise of significant judgment as the outcome of the future events cannot be predicted with certainty. The Company, based on the availability of the latest information, estimates the value of contingent assets and liabilities, which may differ on the occurrence / non-occurrence of the uncertain future event(s).

4. Cash and bank balances

2018
Amount in $
Cash in hand	–
Balance with banks
Current account	4,275
Overdraft facility	(7,436)
(3,161)

5. Property, plant and equipment

	Furniture and Fixtures	Equipment	Product Web Engine	2018 Total
Cost as at June 30, 2018	18,141	3,259	9,450	30,850
Accumulated Depreciation as at June 30, 2018	(9,569)	(1,117)	(2,520)	(13,206)
Net Book Value as at June 30, 2018	8,572	2,142	6,930	17,645

6. Accounts payable and accrued liabilities

2018
Amount in $
Opening balance	1,045,000
Movement during the period	30,486
Closing balance(1)	1,075,486

______________________________

(1) Balance as at June 30, 2018 comprises of:
Accounts payable	836,800
Accrued liabilities	15,000
Taxes and government levies	45,674
Chargeback reserve	1,727
Markup accrued	176,065
Others (2)	219
1,075,486

_____________________________

(2) This includes interest accrued on line of credit from related party amounting to $ 17,565.

7. Notes and other payable

Amount in $
Opening balance	134,000
Movement during the period	2,438
Closing balance (1)	136,438

________________

(1) Balance as at June 30, 2018 comprises of:
Loan Builder	85,902
Pearl Loan	8,315
Kabbage Loan	17,263
Business Funding Advance Loan	16,232
Kings Cash Loan	8,726
136,438

8. Convertible promissory notes - net of discount

Opening balance	987,000
Movement during the period	22,825
Closing balance (1)	1,009,825

______________________________

(1) Balance as at June 30, 2018 comprises of:
Convertible notes - L2	168,746
Notes payable - EMA, net of discount	574,281
Notes payable - Auctus, net of discount	188,333
Notes payable - Powerup, net of discount	78,465
1,009,825

As of June 30, 2018, convertible promissory notes payable consisted of the following:

Principal	597,000
Additional note	–
Principal Converted	(21,951)
Net balance	575,049
Default principal	482,990
Discounts	(48,214)
Notes payable, net	1,009,825

9. Derivative Liabilities

Opening balance	5,307,000
Movement during the period	751,494
Closing balance (1)	6,058,494

_________________

(1) Balance as at June 30, 2018 comprises of:
Derivative Warrants - L2	3,777,778
Derivative Warrants - EMA and Auctus	243,533
Derivative Liability - L2	232,039
Derivative Liability - EMA and Auctus	1,596,435
Derivative Liability - Power Up	208,710

10. Revenue

Sales revenue of the Company is earned from the following sources;

	2018
	$
	Gross Revenue	Refunds	Chargebacks	Net Revenue
Stripe revenue	175,303	(15,357)	(5,728)	154,218
PayPal sales	2,600	–	–	2,600
IRN sales	204,313	–	(8,603)	195,710
AMEX sales	24,318	(82)	(311)	23,925
Service sales	281,803	–	(8,999)	272,804
				649,257
Less: Trade discounts				(72)
				649,185

11. Cost of Sales

Amount in $
Cost of revenue sold	490,675
Cost of revenue fee	24,904
Invoice wire fees	53
Uber - COS	66,493
Stripe payment fees	7,175
589,299

12. General and administration expenses

2018 Amount in $
Advertising Expense	214
Marketing Expense	18,985
Auto Expense	503
Office Parking	3,745
Bank Charges	2,781
Subscription Fees	51
Depreciation Expense	1,631
Freight Expense	38
FedEx Freight & Printing	349
Payroll Expenses	117,596
Insurance Expense	3,398
Technology Applications	24,834
Professional Fees - Technology	60,996
Legal and Professional	3,200
Human Resources Service	1,250
Call Center Expense	26,231
Licenses	425
Meals and Entertainment	3,715
Office Expense	13,013
Office Maintenance	4,623
Payroll Tax Expense	14,476
Payroll Process Fee	1,694
Sales Tax Expense	4,028
Rent or Lease Expense	59,966
Telephone	5,874
Business Expense	949
Travel	14,165
Event Travel	1,142
Payroll Officer	25,000
Utilities	53
Audit Expenses	52,000
Accounting Expenses	22,275
Legal Expenses	7,690
Public Filing	4,850
News Releases PR	299
Business Consulting	18,270
Stock Related Expenses	5,175
Purchases	52
Uncategorized Expense	45
525,581

13. Interest Cost

Interest Expense	238,263
Finance Cost	57,661
295,924

14. Derivative Expense

Change in Fair Value Derivative	2,779,368
Derivative Expense	15,205
Stock Option	69,550
2,864,124

15. Contingencies and Commitments

The company has no contingency and commitment as at the end of reporting period.

16. Other Information

i)               Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were effective.

ii)             Changes in internal control over financial reporting .

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

17. Date of authorisation for issue

These financial statements have been authorised for issue by the Board of Directors of the Company on October 5, 2018

/s/Tobi Mac Aro	/s/Tobi Mac Aro
Chief Executive	Director

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

This Quarterly Report on Form 10-Q for the current period ended contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has working capital deficit, did not generate cash from its operations, had stockholders’ deficit and had operating loss for prior years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering, or by alternative methods. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Plan of Operation

The Company’s plan of operation for the next twelve months is to grow its business through the expansion of its online booking engine and mobile app.

Future Financings

The Company will continue to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund its operations and other activities.

Impact of Inflation

The Company believes that the rate of inflation has had a negligible effect on its operations.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The financial statements of the Company and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Company regularly evaluate the accounting policies and estimates that it uses to prepare its financial statements. A complete summary of these policies is included in the notes to the financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Results of Operations

The Company believes it can satisfy its cash requirements for the next twelve months with its current cash flow from business operations, although there can be no assurance to that effect. If the Company is unable to satisfy its cash requirements, it may be unable to proceed with its plan of operation. The Company do not anticipate the purchase or sale of any significant equipment. The Company also do not expect any significant additions to the number of employees. The foregoing represents the Company’s best estimate of its cash needs based on current planning and business conditions. In the event the Company is not successful in reaching its initial revenue targets, additional funds may be required, and it may not be able to proceed with its business plan for the development and marketing of its core services. If this occur, the Company may be forced to suspend or cease operations.

The Company anticipates incurring operating losses in the foreseeable future. Therefore, the Company’s auditors have raised substantial doubt about its ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The management carried out an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in the Company’s financial statements. Please refer to the Annual Report on Form 10-K as filed with the SEC for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

(b) Change in Internal Control over Financial Reporting

The management has also evaluated the Company’s internal control over financial reporting, and there have been no other significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company’s last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

As of June 30, 2018, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of our subsidiaries are a party or of which any of the Company’s properties is the subject. Also, the management is not aware of any legal proceedings contemplated by any governmental authority against the Company.

Item IA. Risk Factors

The information to be reported under this Item is not required of smaller reporting companies. However, there have been no material changes from the risk factors previously disclosed in our Report on Form 8-K for the fiscal year ended immediately prior to the current reporting, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as noted above and previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.

Item 3. Defaults upon Senior Securities

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLITWAYS TECHNOLOGY INC.

By:	/s/ Tobi Mac Aro
Tobi Mac Aro Exiting President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  October 5, 2018

