Form 10-Q
period 2018-09-30
Flitways Technology Inc.
filed 2018-11-14
CIK 1582919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 14, 2018, the registrant had 2 billion shares of common stock outstanding.

Explanatory Note

On November 13, 2018 the we filed a Current Report on Form 8-K under Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review

Due to an error made under previous Management during the first 3 Interim periods of 2018, the Shareholders can no longer rely on the Company’s Financial Statements and notes hereto since the ending period of 2017, its Year End Filing. For additional clarification, the Shareholders can no longer rely on the Company’s Financial Statements and notes hereto filed by the Company in 2018 or any Financial Statements filed after its 2017 Year End Filing.

The Company is currently working with the Company’s Independent Accountant to perform a complete and full investigation into the errors made. The Company will be re-stating the Company’s Financial Statements to meet the Shareholders expectations, and also to meet the Reporting requirements of the Securities Exchange Commission. The Company will submit its findings from the investigation to the necessary Accountants and Auditors so that the findings may be audited by the Auditor, and the Financials Statements to be re-stated may be relied upon by the Shareholders.

The Company identified the error, and brought it to the attention of the Board of Directors, that previous Management was not recording both Revenues and Cash belonging to the Company correctly. Both the Revenues and the Cash were in-fact being recorded under another Company name, Flit Holdings Inc. It was further explained by previous Management (Tobi Mac) that Flit Holdings Inc. was to be set up as a Subsidiary of Flitways Technology Inc. however, it was at no time disclosed through the proper channels to the Company’s Shareholders. The Company at that time launched its investigation into both Flitways Technology Inc. and Flit Holdings Inc.

FLITWAYS TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

Flitways Technology Inc.

Statement of Financial Position
As at September 30, 2018 (Unaudited)

	Notes	As at September 30, 2018 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	5,390
Trade debts		96,443
Undeposited funds		1
		101,834
Non Current Assets
Property, plant and equipment	5	17,645
Other assets		47,480

Total Assets		166,959

EQUITY & LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	6	1,152,886
Deferred compensation		177,489
Line of Credit - related party		35,261
		1,365,635
Non Current Liabilities
Notes and other payable	7	130,353
Convertible promissory notes - net of discount	8	902,517
Derivate Liabilities	9	5,444,192
		6,477,063

Total Liabilities		7,842,699

Shareholder's Equity
Preferred stock: 10,000,0000 shares authorized $0.001 par value; 1,000,000 and zero shares issued and outstanding		1,000
Common stock: 700,000,000 shares authorized $0.001 par value;		329,928
Preferred stock		58,025,672
Accumulated profit / (losses)		(66,032,339)
		(7,675,739)

Total Liabilities and Shareholders’ Equity		166,959

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Profit and loss

For the Quarter ended September 30, 2018

	Notes	For the nine months ended September 30, 2018

		(Amount in $)

- Sales revenue	10	516,165
- Services revenue		302,280
Revenue		818,445

Less: Cost of sales	11	(694,628)
Gross Profit		123,817

Less:
General and administration expenses	12	(591,167)
Advertisement and marketing expenses		(364)

Profit / (loss) from operations		(467,714)

Interest expense	13	(402,259)
Change in fair value of derivatives	14	(53,855,321)
		(54,257,579)

Profit / (loss) before tax		(54,725,293)

Provision for income tax		–

Net Profit / (loss)		(54,725,293)

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Shareholders' Equity
As at September 30, 2018 (Unaudited)

	Common Stock		Preferred Stock		Additional paid	Accumulated
	Shares	Amount	Shares	Amount	in capital	Profit	Total
	Amount is $
As at March 31, 2018	148,139,280	148,139	1,000,000	1,000	3,645,335	(11,307,046)	(7,512,573)
	–	181,789	–	–	54,380,337	–	54,562,126
Profit / (loss) for the period	–	–	–	–		(54,725,293)	(54,725,293)
As at September 30, 2018 (Unaudited)	148,139,280	329,928	1,000,000	1,000	58,025,672	(66,032,339)	(7,675,739)

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Cash Flows

For the nine months ended September 30, 2018

2018
Cash flow from operating activities

(Loss) / profit before income tax	(54,725,293)

Adjustment for non cash charges and other items:

Depreciation / amortization	3,554
Change in fair value of derivatives	53,855,321
Interest accrued during the period	402,259
Amortization of discount	317,610
(146,550)
Changes in working capital

Decrease / (increase) in Trade debts	20,003
(Decrease) / increase in accounts payable and accrued liabilities	107,886
(Decrease) / increase in deferred compensation	11,500
(Decrease) / increase in Line of credit - related party	7,908
147,297

Cash flow from operating activities	747

Cash flow from investing activities	–

Cash flow from financing activities

Notes paid during the year	–
Capital injected during the year	–

Cash flow from financing activities	–

Increase/(decrease) in cash and cash equivalents	747

Cash and cash equivalents at beginning of the year	4,644

Cash and cash equivalents at end of the year	5,390

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2018

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

Critical accounting estimates and judgments

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

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, up to the month in which the asset is disposed off. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

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

4.	Cash and bank balances

2018
Amount in $
Cash in hand	–
Balance with banks
Current account	12,825
Overdraft facility	(7,436)
5,390

5.	Property, plant and equipment

	Furniture and Fixtures	Equipment	Product Web Engine	2018 Total
Cost as at September 30, 2018	$18,141	$3,259	$9,450	$30,850
Accumulated Depreciation as at September 30, 2018	(9,569)	(1,117)	(2,520)	(13,206)
Net Book Value as at September 30, 2018	$8,572	$2,142	$6,930	$17,645

6.	Accounts payable and accrued liabilities

		2018
		Amount in $
Opening balance		1,045,000
Movement during the period		107,886
Closing balance	6.1	1,152,886

6.1 Balance as at September 30, 2018 comprises of:
Accounts payable		860,108
Accrued liabilities		15,000
Taxes and government levies		45,674
Chargeback reserve		1,727
Markup accrued	6.2	229,835
Others		542
		1,152,886

6.2 This includes interest accrued on line of credit from related party amounting to $ 17,565.

7.	Notes and other payable

		Amount in $
Opening balance		134,000
Movement during the period		(3,647)
Closing balance	7.1	130,353

7.1 Balance as at September 30, 2018 comprises of:
Loan Builder	85,902
Pearl Loan	3,515
Kabbage Loan	17,263
Business Funding Advance Loan	16,232
Kings Cash Loan	7,441
130,353

8.	Convertible promissory notes - net of discount

Opening balance		987,000
Movement during the period		(84,483)
Closing balance	8.1	902,517

8.1  As of September 30, 2018, convertible promissory notes payable consisted of the following

Principal	596,694
Additional note	–
Principal Converted	(181,824)
Net balance	414,870
Default principal	482,901
Discounts	4,745
Notes payable, net	902,517

9.	Derivative Liabilities

Opening balance		5,307,000
Movement during the period		137,192
Closing balance	9.1	5,444,192

9.1 Balance as at September 30, 2018 comprises of:
Derivative Warrants - L2	3,093,448
Derivative Warrants - EMA and Auctus	206,272
Derivative Liability - L2	261,086
Derivative Liability - EMA and Auctus	1,811,149
Derivative Liability - Power Up	72,238
5,444,192

10. Revenue

Sales revenue of the Company is earned from the following sources;

	2018
	$
	Gross Revenue	Refunds	Chargebacks	Net Revenue
Stripe revenue	224,266	(18,522)	(8,763)	196,982
PayPal sales	2,600	–	–	2,600
IRN sales	204,313	–	(8,603)	195,710
Cyber Source	77,388	(1,198)	(3,194)	72,996
BOA Merchant Sales	17,280	–	–	17,280
AMEX sales	31,284	(430)	(257)	30,597
Service sales	314,951	–	(8,999)	305,952
				822,117
Less: Trade discounts				(3,672)
				818,445

11. Cost of Sales

2018
Amount in $
Cost of revenue sold	513,659
Cost of revenue fee	24,936
Invoice wire fees	123
Uber - COS	142,303
Uber - COS Service Fee	3,990
Stripe payment fees	9,067
Cybersource Merchant Fee	550
BOA Merchant Fee	–
694

12. General and administration expenses

2018
Amount in $
Advertising Expense	214
Marketing Expense	20,935
Marketing Mailboxes	956
Auto Expense	503
Office Parking	3,745
Bank Charges	3,882
Bill.com Subscription Fees	150
Depreciation Expense	1,631
Freight Expense	38
FedEx Freight & Printing	349
0 Payroll Expenses	134,659
Insurance Expense	3,554
Technology Applications	29,025
Professional Fees - Technology	78,201
Legal and Professional	3,200
Human Resources Service	1,250
Call Center Expense	36,398
Lincenses	650
Meals and Entertainment	3,953
Office Expense	13,349
Office Maintenance	4,623
Payroll Tax Expense	14,476
Payroll Process Fee	1,913
Sales Tax Expense	4,028
Postage Expense	646
Rent or Lease Expense	67,209
Telephone	9,584
Business Expense	1,191
Travel	14,165
Event Travel	1,142
Payroll Officer	25,000
Utilities	53
Audit Expenses	52,000
Accounting Expenses	22,275
Legal Expenses	7,690
Public Filing	5,054
News Releases PR	299
Business Consulting	18,270
Stock Related Expenses	5,175
Purchases	52
Uncategorized Expense	45
591,531

13. Interest Cost

Interest Expense	3445983
Finance Cost	57,661
402,259

14. Derivative Expense

Change in Fair Value Derivative	53,770,566
Derivative Expense	15,205
Stock Option	69,550
53,855,321

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

17. Date of authorisation for issue

These financial statements have been authorised for issue by the Board of Directors of the Company on November 14, 2018

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The management carried out an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were not effective as of September 30, 2018, due to the material weaknesses resulting from no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in the Company’s financial statements. Please refer to the Annual Report on Form 10-K as filed with the SEC for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II

Item 1. Legal Proceedings

As of September 30, 2018, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of our subsidiaries are a party or of which any of the Company’s properties is the subject. Also, the management is not aware of any legal proceedings contemplated by any governmental authority against the Company.

Item 1A. Risk Factors

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

FLITWAYS TECHNOLOGY INC.

By:	/s/ Daniel Sobolewski
Daniel Sobolewski President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  November 14, 2018

NOTE - These financials are as furnished to the Company by Ex-management Tobi Mac Aro. The reader is advised to review previous two 8-K’s filed.

