Form 10-K/A
period 2018-12-31
Flitways Technology Inc.
filed 2019-05-01
CIK 1582919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FLITWAYS TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

Flitways Technology Inc.

Statement of Financial Position
As at December 31, 2018

(Unaudited)

	Notes	As at December 31, 2018 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	5,808
Trade debts		96,443
Undeposited funds		1
		102,252
Non Current Assets
Property, plant and equipment	5	17,368
Other assets		47,480

Total Assets		167,101

EQUITY & LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	6	1,047,826
Deferred compensation		177,489
Line of Credit - related party		35,261
		1,260,576
Non Current Liabilities
Notes and other payable	7	135,777
Convertible promissory notes - net of discount	8	1,105,805
Derivate Liabilities	9	6,370,348
		7,611,931

Total Liabilities		8,872,507

Shareholder's Equity
Preferred stock: 10,000,0000 shares authorized $0.001 par value; 1,000,000 and zero shares issued and outstanding		1,000
Common stock: 700,000,000 shares authorized $0.001 par value;		1,200,000
Preferred stock		59,005,600
Accumulated profit / (losses)		(68,912,006)
		(8,705,406)

Total Liabilities and Shareholders’ Equity		167,101

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

Flitways Technology Inc.

Statement of Shareholders' Equity
As at December 31, 2018

(Unaudited)

	Common Stock		Preferred Stock		Additional paid	Accumulated Profit
	Shares	Amount	Shares	Amount	in capital	(Deficit)	Total
	Amount is $
As at January 1, 2018 (Unaudited)	65,000,000	65,000	–	–	3,431,000	(11,382,000)	(7,886,000)
Stock issued during the year	1,135,000,000	1,135,000	1,000,000	1,000	55,574,600	–	56,710,600
Profit / (loss) for the period	–	–	–	–		(57,530,006)	(57,530,006)
As at December 31, 2018 (Unaudited)	1,200,000,000	1,200,000	1,000,000	1,000	59,005,600	(68,912,006)	(8,705,406)

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Cash Flows

For the year ended December 31, 2018

2018
Cash flow from operating activities

(Loss) / profit before income tax	(57,530,006)

Adjustment for non cash charges and other items:
Depreciation / amortization	3,660
Change in fair value of derivatives	55,883,977
Interest accrued during the period	686,464
Amortization of discount	345,732
(610,173)
Changes in working capital
Decrease / (increase) in Trade debts	10,557
Decrease / (increase) in prepaid expenses	20,000
(Decrease) / increase in accounts payable and accrued liabilities	206,826
(Decrease) / increase in deferred compensation	(25.511)
(Decrease) / increase in notes payable	135,777
(Decrease) / increase in Line of credit - related party	(4,739)
342,910

Cash flow from operating activities	(267,264)

Cash flow from investing activities	–

Cash flow from financing activities

Notes paid during the year	–
Capital injected during the year	1,136,000

Cash flow from financing activities	1,136,000

Increase/(decrease) in cash and cash equivalents	868,736

Cash and cash equivalents at beginning of the year	4,644

Cash and cash equivalents at end of the year	873,379

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

4.	Cash and bank balances

2018
Amount in $
Cash in hand	–
Balance with banks
Current account	13,467
Overdraft facility	(7,659)
5,808

5.	Property, plant and equipment

	Furniture and Fixtures	Equipment	Product Web Engine	2018 Total
Cost as at December 31, 2018	$18,141	$3,259	$9,450	$30,850
Accumulated Depreciation as at December 31, 2018	(9,760)	(1,139)	(2,583)	(13,482)
Net Book Value as at June 30, 2018	$8,381	$2,120	$6,867	$17,368

6.	Accounts payable and accrued liabilities

		2018
		Amount in $
Opening balance		841,000
Movement during the period		206,826
Closing balance	6.1	1,047,826

6.1	Balance as at December 31, 2018 comprises of:
Accounts payable		674,022
Accrued liabilities		15,300
Taxes and government levies		46,587
Chargeback reserve		1,762
Markup accrued	6.2	309,597
Others		559
		1,047,826

6.2	This includes interest accrued on line of credit from related party amounting to $17,565.

7.	Notes and other payable

		Amount in $
Opening balance		–
Movement during the period		135,777
Closing balance	7.1	135,777

7.1	Balance as at December 31, 2018 comprises of:

Loan Builder	90,197
Pearl Loan	3,620
Kabbage Loan	17,695
Business Funding Advance Loan	16,638
Kings Cash Loan	7,627
135,777

8.	Convertible promissory notes - net of discount

Opening balance		911,000
Movement during the period		194,805
Closing balance	8.1	1,105,805

8.1	As of December 31, 2018, convertible promissory notes payable consisted of the following

Principal	596,694
Additional note	–
Principal Converted	(2,500)
Net balance	594,194
Default principal	482,901
Discounts	28,709
Notes payable, net	1,105,805

9.	Derivative Liabilities

Opening balance		6,128,000
Movement during the period		242,348
Closing balance	9.1	6,370,348

9.1	Balance as of December 31, 2018 comprises of:

Derivative Warrants - L2	3,466,042
Derivative Warrants - EMA and Auctus	106,051
Derivative Liability - L2	289,750
Derivative Liability - EMA and Auctus	2,508,506
Derivative Liability - Power Up	–
6,370,348

10.	Revenue

Sales revenue of the Company is earned from the following sources;

	2018
	$
	Gross Revenue	Refunds	Chargebacks	Net Revenue
Stripe revenue	610,751	(19,078)	(9,201)	582,473
PayPal sales	2,678	–	–	2,678
IRN sales	209,728	–	(8,861)	200,866
Cyber Source	80,484	(1,246)	(3,353)	75,884
BOA Merchant Sales	15,552	–	–	15,552
AMEX sales	29,720	(443)	(270)	29,007
Service sales	324,399	–	(9,449)	314,951
				1,221,411
Less: Trade discounts				(7,600)
				1,213,811

11.	Cost of Sales

2018
Amount in $
Cost of revenue sold	883,932
Cost of revenue fee	25,434
Invoice wire fees	129
Uber - COS	149,418
Uber - COS Service Fee	4,189
Stripe payment fees	9,520
Cybersource Merchant Fee	577
BOA Merchant Fee	–
1,073,201

12.	General and administration expenses

2018
Amount in $
Advertising Expense	221
Marketing Expense	21,563
Marketing Mailboxes	984
Auto Expense	518
Office Parking	3,857
Bank Charges	3,998
Bill.com Subscription Fees	154
Depreciation Expense	1,680
Freight Expense	39
FedEx Freight & Printing	359
0 Payroll Expenses	444,698
Insurance Expense	3,660
Technology Applications	29,896
Professional Fees - Technology	158,849
Legal and Professional	3,296
Human Resources Service	1,288
Call Center Expense	37,490
Licenses	670
Meals and Entertainment	4,071
Office Expense	121,616
Office Maintenance	4,716
Payroll Tax Expense	14,766
Payroll Process Fee	1,961
Sales Tax Expense	4,149
Postage Expense	665
Rent or Lease Expense	69,225
Telephone	9,967
Business Expense	1,239
Travel	14,307
Event Travel	1,165
Payroll Officer	25,750
Utilities	54
Audit Expenses	53,040
Accounting Expenses	22,721
Legal Expenses	7,882
Public Filing	5,104
News Releases PR	308
Business Consulting	18,818
Stock Related Expenses	5,330
Purchases	54
Uncategorized Expense	46
1,100,175

13.	Interest Cost

Interest Expense	614,803
Finance Cost	71,661
686,464

14.	Derivative Expense

Change in Fair Value Derivative	55,799,222
Derivative Expense	15,205
Stock Option	69,550
55,883,977

15.	Contingencies and Commitments

The company has no contingency and commitment as at the end of reporting period.

16.	Other Information

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

ii) Changes in internal control over financial reporting.

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
Daniel Sobolewski President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  May 1, 2019

