Form 10-Q
period 2019-03-31
Flitways Technology Inc.
filed 2019-05-01
CIK 1582919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of April 22, 2019, registrant had 2 billion shares of common stock outstanding.

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

FLITWAYS TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM I – CONDENSED FINANCIAL STATEMENTS

Flitways Technology Inc.

Statement of Financial Position
As at March 31, 2019 (Unaudited)

	Notes	As at March 31, 2019 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	4,302
Trade debts		101,941
Undeposited funds		1
		106,244
Non Current Assets
Property, plant and equipment	5	17,249
Other assets		47,481

Total Assets		170,974

EQUITY & LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	6	1,136,238
Deferred compensation		181,039
Line of Credit - related party		33,498
		1,350,774
Non Current Liabilities
Notes and other payable	7	138,901
Convertible promissory notes - net of discount	8	1,130,400
Derivate Liabilities	9	5,418,505
		6,687,806

Total Liabilities		8,038,580

Shareholder's Equity
Preferred stock: 10,000,0000 shares authorized $0.001 par value; 1,000,000 and zero shares issued and outstanding		1,000
Common stock: 700,000,000 shares authorized $0.001 par value;		2,000,000
Additional paid in capital		61,080,077
Accumulated profit / (losses)		(70,948,684)
		(7,867,607)

Total Liabilities and Shareholders’ Equity		170,973

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Profit and loss

For the Quarter ended March 31, 2019

	Notes	For the quarter ended March 31, 2019

		(Amount in $)

- Sales revenue	10	12,644
- Services revenue		11,217
Revenue		23,861

Less: Cost of sales	11	(21,713)
Gross Profit		2,148

Less:
General and administration expenses	12	66,060
Advertisement and marketing expenses		6,495

Profit / (loss) from operations		74,703

Interest expense	13	(138,692)
Change in fair value of derivatives	14	(1,972,689)
		(2,111,381)

Profit / (loss) before tax		(2,036,678)

Provision for income tax		–

Net Profit / (loss)		(2,036,678)

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Shareholders' Equity
As at March 31, 2019 (Unaudited)

	Common Stock		Preferred Stock		Additional paid	Accumulated
	Shares	Amount	Shares	Amount	in capital	Profit	Total
	Amount is $
As at January 1, 2019	1,200,000,000	1,200,000	1,000,000	1,000	59,005,600	(68,912,006)	(8,705,406)
Shares issued during the period	800,000,000	8,00,000	–	–	2,074,477	–	2,874,477
Profit / (loss) for the period	–	–	–	–	–	(2,036,678)	(2,036,678)
As at March 31, 2019 (Unaudited)	2,000,000,000	2,000,000	1,000,000	1,000	61,080,077	(70,948,684)	(7,867,607)

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Statement of Cash Flows

For the nine months ended March 31, 2019

2019
Cash flow from operating activities

(Loss) / profit before income tax	(2,036,678)

Adjustment for non cash charges and other items:

Depreciation / amortization	1,260
Change in fair value of derivatives	1,972,689
Interest accrued during the period	138,692
Amortization of premium /discount	(161,004)
(85,041)
Changes in working capital

Decrease / (increase) in Trade debts	(5,497)
(Decrease) / increase in accounts payable and accrued liabilities	88,411
(Decrease) / increase in deferred compensation	3,550
(Decrease) / increase in Line of credit - related party	(1,763)
84,701

Cash flow from operating activities	(340)

Cash flow from investing activities	–

Cash flow from financing activities

Notes paid during the year	–
Capital injected during the year	–

Cash flow from financing activities	–

Increase/(decrease) in cash and cash equivalents	(340)

Cash and cash equivalents at beginning of the year	4,644

Cash and cash equivalents at end of the year	4,303

The accompanying notes are an integral part of these financial statements.

Flitways Technology Inc.

Notes to the Financial Statements

For the quarter ended March 31, 2019

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

4.	Cash and bank balances

2019
Amount in $
Cash in hand	–
Balance with banks
Current account	12,184
Overdraft facility	(7,882)
4,302

5.	Property, plant and equipment

	2019
	Furniture and Fixtures	Equipment	Product Web Engine	Total

Cost as at December 31, 2018	$18,141	$3,259	$9,450	$30,850
Accumulated Depreciation as at December 31, 2018	(9,856)	(1,151)	(2,595)	(13,602)

Net Book Value as at June 30, 2018	$8,285	$2,109	$6,855	$17,249

6.	Accounts payable and accrued liabilities

		2019
		Amount in $
Opening balance		1,047,826
Movement during the period		88,411
Closing balance	6.1	1,136,238

6.1 Balance as at December 31, 2018 comprises of:
Accounts payable		682,623
Accrued liabilities		15,750
Taxes and government levies		43,390
Chargeback reserve		1,675
Markup accrued	6.2	392,230
Others		570
		1,136,238

6.2 This includes interest accrued on line of credit from related party amounting to $ 17,565.

7.	Notes and other payable

		Amount in $
Opening balance		135,777
Movement during the period		3,124
Closing balance	7.1	138,901

7.1 Balance as at December 31, 2018 comprises of:
Loan Builder	93,633
Pearl Loan	3,374
Kabbage Loan	17,436
Business Funding Advance Loan	16,719
Kings Cash Loan	7,739
138,901

8.	Convertible promissory notes - net of discount

Opening balance		1,105,805
Movement during the period		24,595
Closing balance	8.1	1,130,400

8.1  As of March 31, 2019, convertible promissory notes payable consisted of the following

Principal	596,694
Additional note	–
Principal Converted	(34,700)
Net balance	561,994
Default principal	482,901
Discounts	85,504
Notes payable, net	1,130,400

9.	Derivative Liabilities

Opening balance		5,307,000
Movement during the period		111,505
Closing balance	9.1	5,418,505

9.1 Balance as at December 31, 2018 comprises of:
Derivative Warrants - L2	3,057,644
Derivative Warrants - EMA and Auctus	87,420
Derivative Liability - L2	247,181
Derivative Liability - EMA and Auctus	2,026,261
Derivative Liability - Power Up	0
5,418,505

10. Revenue

Sales revenue of the Company is earned from the following sources;

2019
Net Revenue ($)
Stripe revenue	10,143
Paypal sales	2,501
Service sales	11,217

23,861

11. Cost of Sales

2019
Amount in $
Cost of revenue sold	4,002
Cost of revenue fee	6,482
Invoice wire fees	4,715
Uber - COS	3,979
Uber - COS Service Fee	2,535
21,713

12. General and administration expenses

2018
Amount in $
Marketing Expense	6,495
Bank Charges	328
Insurance Expense	1,260
Licenses	1,345
Office Expense	6,800
Office Maintenance	18,399
Payroll Tax Expense	1,272
Rent or Lease Expense	12,378
Travel	1,964
Salaries, wages and benefits	10,242
Utilities	4,272
Legal Expenses	7,800
236,612

13. Interest Cost

Interest Expense	81,031
Finance Cost	57,661

138,692

14. Derivative Expense

Change in Fair Value Derivative	1,887,934
Derivative Expense	15,205
Stock Option	69,550

1,972,689

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

17. Date of authorisation for issue

These financial statements have been authorised for issue by the Board of Directors of the Company on ______________________.

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

PART II

Item 1. Legal Proceedings

As of March 31, 2019, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of our subsidiaries are a party or of which any of the Company’s properties is the subject. Also, the management is not aware of any legal proceedings contemplated by any governmental authority against the Company.

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

