Form 10-Q/A
period 2019-03-31
Flitways Technology Inc.
filed 2019-05-02
CIK 1582919

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number 000-55316

FLITWAYS TECHNOLOGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-2489112
State or Other Jurisdiction of Incorporation or Organization

224 Datura Street,#1015 West Palm Beach, FL	33401
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code   (855) 710-0915

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

Explanatory Paragraph for Amendment

This Amendment No. 1 to form 10-Q for the three months ended March 31, 2019 is being filed solely to change the address of the Company on the cover page. No other changes have been made to the original filing.

No other changes have been made to the Form 10-Q, as originally filed on May 1, 2019.

Other Explanatory Note

On November 13, 2018 the we filed a Current Report on Form 8-K under Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

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
Daniel Sobolewski President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  May 2, 2019

NOTE - These financials are as furnished to the Company by Ex-management Tobi Mac Aro. The reader is advised to review previous two 8-K’s filed.

